Form 10QSB
period 1998-06-30
SYNTHONICS TECHNOLOGIES INC
filed 1998-08-04
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 1998; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 0-24109

                        SYNTHONICS TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


    UTAH                                                   87-0302620
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

31324 Via Colinas, Suite 106, Westlake Village, CA             91362
----------------------------------------------------    ------------------------
(Address of principal executive offices)                      Zip Code)


                                 (818) 707-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 1998, there were 19,560, 404 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 26 pages, the Exhibit Index is located at page 24.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and changes in its financial position from inception through June 30, 1998 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                         ------------------------------
                                                                          Page
Balance Sheets ..........................................................  3
Statements of Operations ................................................  5
Statements of Stockholders' Equity (deficit) ............................  6
Statements of Cash Flows ................................................  8
Notes to Financial Statements for Period ................................  11

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.







              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                     ASSETS

                                                June 30,          December 31,
                                                  1998                1997
                                             ----------------    ---------------
                                               (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                   $  381,068          $    311,610
 Accounts receivable (Note 1)                   157,468                 8,332
 Prepaid expenses                                 2,667                 2,667
                                             ----------------    ---------------
     Total Current Assets                       541,203               322,609
                                             ----------------    ---------------

PROPERTY AND EQUIPMENT (Net)(Note 2)            108,786               124,534
                                             ----------------    ---------------

OTHER ASSETS

  Organization costs, net of accumulated
   amortization of $1,333 and $1,195 (Note 1)        45                   183
  Goodwill (Note 1)                              24,046                48,092
  Intangibles (Note 3)                          161,176               144,591
  Deposits                                       15,083                15,083
                                             ----------------    ---------------

     Total Other Assets                         200,350               207,949
                                             ----------------    ---------------

TOTAL ASSETS                                 $  850,339          $    655,092
                                             ================    ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30,          December 31,
                                                  1998                1997
                                             ----------------    ---------------
                                               (Unaudited)
CURRENT LIABILITIES

 Accounts payable                            $   94,271          $    126,034
 Wages payable (Note 5)                         293,426                99,299
 Other accrued expenses                          23,931                22,166
 Notes payable, current portion (Note 6)        570,000               100,000
                                             ----------------    ---------------
     Total Current Liabilities                  981,628               347,499
                                             ----------------    ---------------

LONG-TERM DEBTS

 Notes payable (Note 6)                              -                     -
                                             ----------------    ---------------
     Total Long-Term Debt                            -                     -
                                             ----------------    ---------------
     Total Liabilities                          981,628               347,499
                                             ----------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock; 550,000 shares
   authorized of $10.00 par value,
   10,000 and 50,000 shares issued
   and outstanding, respectively                100,000               500,000
 Common stock; 50,000,000 shares
   authorized of $0.01 par value,
   19,560,404 and 17,823,387 shares
   issued and outstanding respectively          195,604               178,234
 Additional paid-in capital                   4,786,722             3,961,790
 Accumulated deficit                         (5,213,615)           (4,332,431)
                                             ----------------    ---------------
     Total Stockholder's Equity (Deficit)      (131,289)              307,593
                                             ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY (DEFICIT)                            $  850,339          $    655,092
                                             ----------------    ---------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                              For the Three Months          For the Six Months
                                 Ended June 30,                Ended June 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
REVENUE

  Net sales               $ 153,820     $  57,662      $ 179,947     $ 108,630
  Cost of goods sold         35,014         4,546        105,740         7,916
                          ------------------------------------------------------
  Gross Profit              118,806        53,116         74,207       100,714
                          ------------------------------------------------------

EXPENSES

Research and development    167,537       131,645        321,038       272,299
General and administrative  261,986       190,479        570,137       391,668
Depreciation and
  amortization               31,218        11,862         52,246        23,516
                          ------------------------------------------------------
     Total Expenses         460,741       333,986        943,421       687,483
                          ------------------------------------------------------
     Loss From Operations  (341,935)     (280,870)      (869,214)     (586,769)
                          ------------------------------------------------------

OTHER INCOME (EXPENSE)

  Other income                   -          2,552             -          2,580
   Interest income            1,376         1,571          3,021         3,038
   Interest expense         (10,071)           -         (14,991)           -
                           -----------------------------------------------------

  Total Other
     Income(Expense)         (8,695)        4,123        (11,970)        5,618
                           =====================================================

NET LOSS                  $(350,630)    $(276,747)     $(881,184)    $(581,151)
                           =====================================================

LOSS PER SHARE            $   (0.02)    $   (0.02)     $   (0.05)    $   (0.04)
                           =====================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                     Preferred Stock   Common Stock   Additional
                    ---------------    -------------    Paid-In   Accumulated
                     Shares   Amount  Shares   Amount   Capital     Deficit
                    -----------------------------------------------------------
Balance
December 31, 1996      -     $   -  15,902,033 $159,020  $3,091,389 $(2,753,832)

Common stock issued
 upon exercise of
 warrants              -         -     167,000    1,670      (1,670)         -

Common stock issued
 upon exercise of
 warrants at $0.70
 per share             -         -     350,000    3,500     241,500          -

Common stock issued
 upon exercise of
 options at $0.22
 per share             -         -     688,500    6,885     144,862          -

Common stock issued to
 acquire Christopher
 Raphael Inc., at
 $0.52 per share       -         -      10,000      100       5,100          -

Common stock issued to
 replace original shares
 of Synthonics, Inc.,
 recorded at predecessor
 cost                  -         -     179,700    1,797      (1,797)         -

Common stock issued for
 services rendered at
 $1.00 per share       -         -      25,154      252      24,903          -

Common stock issued in
 exchange for the
 forfeiture of 750,000
 stock options         -         -     501,000    5,010     243,990          -

Preferred stock issued
 for cash at
 $10.00 per share   50,000   500,000       -        -           -            -

Stock offering costs   -         -         -        -       (50,620)         -

Additional capital
 contributed           -         -         -        -       279,133          -

Dividends declared     -         -         -        -       (15,000)         -

Net loss for the
 year ended
 December 31, 1997     -         -         -        -           -    (1,578,599)
                     -----------------------------------------------------------
Balance
 December 31, 1997  50,000  $500,000 17,823,387 $178,234 $3,961,790 $(4,332,431)
                     -----------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)


                     Preferred Stock   Common Stock   Additional
                    ---------------    -------------    Paid-In   Accumulated
                     Shares   Amount  Shares   Amount   Capital     Deficit
                    -----------------------------------------------------------
Balance
 December 31, 1997  50,000  $500,000 17,823,387 $178,234 $3,961,790 $(4,332,431)

Common stock issued
 for cash at $0.65
 per share             -         -      550,002    5,500    352,000          -

Common stock issued
 in lieu of debt at
 $0.71 per share       -         -       70,000      700     49,300          -

Common stock issued
 for services rendered
 at $0.66 per share    -         -       34,815      348     22,630          -

Conversion of preferred
 shares to
 common shares     (40,000) (400,000)   615,200    6,152    393,848          -

Common stock issued upon
 exercise of warrants
 at $0.20 per share    -         -      300,000    3,000     57,000          -

Common stock issued upon
 exercise of warrants
 at $0.00              -         -      167,000    1,670     (1,670)         -

Dividends declared     -         -          -        -      (18,000)         -

Stock offering costs   -         -          -        -      (30,176)         -

Net loss for the six
 months ended
 June 30, 1998         -         -          -        -     (881,184)         -
                     -----------------------------------------------------------
Balance
 June 30, 1998     10,000  $100,000 19,560,404 $195,604 $4,786,722 $(5,213,615)
                   ============================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                              For the Three Months          For the Six Months
                                 Ended June 30,                Ended June 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

 Net loss                 $(350,630)    $(276,747)     $(881,184)    $(581,151)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
   Common stock issued
    for services             22,978           -           22,978             -
   Depreciation and
    amortization             31,218        11,862         52,246        23,516
  (Increase) decrease in
    accounts receivable    (130,144)       42,895       (149,136)            -
  (Increase) decrease in
    loan receivable             -          (1,800)           -               -
  (Increase) decrease in
    prepaid expenses and
    deposits                    -         (15,000)           -         (15,000)
  (Increase) decrease in
    other assets            (21,112)          -          (23,386)            -
  (Increase) decrease in
    accounts payable       (152,068)      (31,514)       (31,764)      (34,995)
  (Increase) decrease in
    accrued expenses        188,102        82,500        195,892       165,000
                          ------------------------------------------------------

  Net Cash Used by
    Operating Activities   (411,656)     (187,804)      (814,354)     (444,430)
                          ------------------------------------------------------

 CASH FLOWS FROM INVESTING
   ACTIVITIES

 Purchase of fixed assets       -          (2,093)        (5,512)       (8,923)
                          ------------------------------------------------------

 Net Cash Used by
   Investing Activities   $     -          (2,093)      $ (5,512)    $  (8,923)
                          ------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                              For the Three Months          For the Six Months
                                 Ended June 30,                Ended June 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES

  Proceeds from loan      $ 550,000           -        $ 550,000     $  50,000
  Repayment of loan         (15,000)          -          (30,000)            -
  Dividends paid             (3,000)          -          (18,000)            -
  Issuance of common stock   60,000           -          387,324             -
                          ------------------------------------------------------

  Net Cash Provided by
   Financing Activities     592,000           -          889,324        50,000
                          ------------------------------------------------------

 NET INCREASE (DECREASE)
  IN CASH                   180,344      (189,897)        69,458      (403,353)

 CASH AT BEGINNING OF
  PERIOD                    200,724       312,275        311,610       525,731
                          ------------------------------------------------------

 CASH AT END OF PERIOD    $ 381,068    $  122,378      $ 381,068     $ 122,378
                          ======================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                              For the Three Months          For the Six Months
                                 Ended June 30,                Ended June 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
SUPPLEMENTAL CASH FLOW
  INFORMATION

  CASH PAID FOR:
   Interest               $  10,071     $     -         $ 14,991     $       -
   Income Taxes           $             $               $            $

 NON-CASH FINANCING
  ACTIVITIES:

  Common stock issued
   for services           $  22,978      $    -         $ 22,978     $

  Common stock issued
    in lieu of debt       $              $    -         $ 50,000     $       -






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997

 NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a. Organization

               The  consolidated  financial  statements  presented  are those of
               Synthonics Technologies, Inc. (STI) and its wholly-owned subsidiaries, Synthonics Incorporated (Synthonics) and Christopher Raphael, Inc. (CRI). Collectively, they are referred to herein as the "Company". STI was incorporated on March 27, 1974 under She laws of the State of Utah. Effective May 19, 1995, STI issued 9,983,301 shares of Its common stock in exchange for 98% of the issued and outstanding common stock of Synthonics. During 1997, STI issued an additional 179,700 shares of its common stock for the remaining 2%. In 1996, STI changed its name to Synthonics Technologies, Inc.

               Synthonics was incorporated on August 26, 1993 under the state laws of California. Synthonics was organized to engage in the design, development and marketing of computer-interactive and computer-automated image analysis software and hardware products. With the acquisition of Synthonics, STI continued to engage in these activities.

               At the time of the acquisition of Synthonics, STI was essentially inactive, with no operations and minimal assets. Additionally, the exchange of STl's common stock for the common stock of Synthonics resulted in the former stockholders of Synthonics obtaining control of STI. Accordingly, Synthonics became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Synthonics with no adjustment to the basis of Synthonic's assets acquired or liabilities assumed For legal purposes, STI was the surviving entity.

               On October 1, 1997, STI purchased CRI for $5,200 by issuing 10,000 shares of its common stock in exchange for 100% of the issued and outstanding stock of CRI. The common stock issued was valued at its trading price of $0.52 per share.

               CRI was incorporated on June 17, 1997 under the state laws of California. CRI was organized as a graphic design and print brokerage firm.

               b. Accounting Methods

               The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

               c. Cash and Cash Equivalents

               Cash equivalents  include  short-term,  highly liquid investments
               with   maturities  of  three  months  or  less  at  the  time  of acquisition.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               d. Lose Per Share

               The computations of loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of warrants and employee stock options, have not been included in the calculation as their effect is antidilutive or immaterial for the periods presented.

               e. Computer Software Development

               The  Company   records  all  coats   incurred  to  establish  the
               technological feasibility of its computer software products as research and development expenses.

               f. Property and Equipment

               Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over a period of five years.

               g. Organization costs

               Organization costs are recorded at cost and are amortized using the straight-line method over a period of five years.

               h. Accounts receivable

               Accounts receivable are shown net of the allowance for doubtful accounts.

               i. Provision For Taxes

               At June 30, 1998, the Company has net operating loss carryforwards of approximately $5,200,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

               j. Principles of Consolidation

               The consolidated financial statements include those of Synthonics Technologies, Inc. and its wholly-owned subsidiaries, Synthonics Incorporated and Christopher Raphael, Inc.

               All material intercompany accounts and transactions have been eliminated.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997

   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               k. Uninsured Cash Balances

               The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $281,068 at June 30, 1998.

               l. Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               m. Goodwill

               Goodwill consists of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and is amortized on the straight-line method over a two year period. The Company periodically reviews goodwill for impairment. Amortization expense on the goodwill for the six months ended June 30, 1998 was $24,046.

               N. Unaudited Financial Statements.

               The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

  NOTE 2 - PROPERTY AND EQUIPMENT

               Property and equipment consists of
                following:
                                        June 30,       December 31,
                                          1998            1997
                                        ---------------------------
                                        (Unaudited)
                Computer equipment      $  172,810     $ 168,057
                Furniture and fixtures      18,548        17,789
                Photographic equipment      55,122        55,122
                                        ---------------------------
                                           246,480       240,968
                Accumulated depreciation  (137,694)     (116,434)
                                        ---------------------------

                Net property and
                 equipment              $  108,786     $  124,534
                                        ===========================

               Depreciation expense for the six months ended June 30, 1998 and for the year ended December 31, 1997 was $21,260 and $35,746, respectively.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997

   NOTE 3 - INTANGIBLES

               Intangible costs incurred are as follows:

                                         June 30,       December 31,
                                          1998            1997
                                        ---------------------------
                                        (Unaudited)
                Trademarks              $    1,484     $   1,484
                Patents                    210,061       186,675
                                        ---------------------------

                                           211,545       188,159
                Less accumulated
                 amortization              (50,369)      (43,568)
                                        ---------------------------
                Total                   $  161,176     $  144,591
                                        ===========================


               Amortization expense for the six months ended June 30, 1998 and for the year ended December 31, 1997 was $6,801 and $26,866, respectively.

   NOTE 4 - COMMITMENTS AND CONTINGENCIES

               During 1998, the Company entered into two separate operating lease agreements for various equipment. The lease terms expire beginning In May 2001 and ending June 2001. The monthly rental payment for the two leases combined is $443.

               During 1997, the Company entered into three separate operating lease agreements for various computer equipment. The lease terms expire beginning in November 1999 and ending November 2000. The monthly rental payment for all three leases combined is $2668.

               The Company entered into a lease agreement for its office facilities effective September 1 1996 and expiring August 31, 1999. The monthly rental payment is $2,254.

               The Company also has entered into employment agreements with certain officers of the Company. The Company has agreed to pay its Chief Executive Officer and Chief Technical Officer a base annual salary of $240,000, each, beginning on July 1, 1996 and ending on December 31, 2000. The Company has also agreed to pay its Vice President of Marketing and Sales a base annual salary of $144,000. The Company's Board of Directors may also authorize bonuses on an ad-hoc basis.

  NOTE 5 - RELATED PARTY TRANSACTIONS

               As of June 30 1998 and December 31, 1997, the Company owed $293,426 and $99,299 to certain of its officers and shareholders, respectively. These amounts represent accrued wages.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997

  NOTE 6 - NOTES PAYABLE

               Notes payable consisted of the following at June 30, 1998 and December 31, 1997:
                                                     June 30,      December 31,
                                                      1998            1997
                                                    ----------------------------
                                                    (Unaudited)
               Note  payable  to a  corporation,
               principal  and  7.50%  interest
               originally due April 1, 1997.
               Secured by 70,000 shares of common
               stock and 70,000 warrants to
               purchase common stock.                $       -     $    50,000

               Notes payable to various
               individuals, interest at 10% due
               semi-annually, principal due in
               May 1999 (payable in cash or
               stock at $0.20 per share,
               at the option of the Company),
               unsecured.                              550,000              -

               Unsecured bank line-of-credit
               at 11.5% interest, interest paid
               monthly, principal amount due
               December 1998                            20,000          50,000
                                                     ---------------------------
               Total Notes Payable                     570,000         100,000
               Less: Current Portion                  (570,000)       (100,000)
                                                     ---------------------------
                    Long-Term Notes Payable          $       -      $       -
                                                     ===========================

               The aggregate principal maturities of notes payable are as follows:

                          Year Ended
                          December 31,                 Amount
                          -------------                ---------
                          1998                         $   20,000
                          1999                            550,000
                          2000                                  -
                          2001                                  -
                          2002                                  -
                          2003 and thereafter                   -
                          ---------------------------------------
                          Total                        $  570,000

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Notes to the Consolidated Financial
                       June 30, 1998 and December 31, 1997

  NOTE 7 - STOCK OPTIONS, WARRANTS AND RIGHTS

               a. Stock Option and Management Cash Incentive Plans

               At the annual shareholders' meeting in April 1998, the shareholders approved a Stock Option Plan and a Management Cash Incentive Plan. Management believes that these plans will help increase the productivity and efficiency of the officers and employees involved.

               b. Stock Subscription Receivable

               During 1993, the Board of Directors of Synthonics approved stock purchase option agreements for certain of its key employees and officers. During January 1994, all outstanding options to purchase common stock were exercised at $0.50 per share. A total of 7,402,500 shares of common stock were issued as a result of the exercise of the stock options. Synthonics received promissory notes in the amount of $822,500 in return for all options exercised. During 1995, 6,997,500 of the shares of common stock issued were returned to the Company for cancellation and the related promissory notes of $777,500 were also canceled. During 1996, 326,409 of the 405,000 remaining shares were returned to the Company for cancellation and an additional amount of $35,000 on the promissory notes was canceled. The remaining 78,591 shares were paid for by the receipt of $10,000 during 1996.

               c. Stock "Rights" and Warrants

               In connection with its acquisition of Synthonics, the Company acquired from Synthonics stockholders, warrants and "rights" to acquire 1,369,190 shares of Synthonics common stock. In exchange, the Company granted the exchanging stockholders warrants and "rights" to purchase 6,161,355 Shares of the Company's common stock. 1,950,500 of the 2,124,000 stock purchase warrants were exercised during 1996 at $0.27 per share and the remaining 173,500 warrants expired unexercised on February 15, 1996. There are 2,597,355 uncertificated "rights" with an exercise price of $0.11 per share outstanding at December 31, 1997. 562,500 expired January 1, 1998 and 2,034,855 expire May 31, 1999.

               During 1996, 337,000 warrants were purchased at $1.00 per share for $337,000. 168,500 of the warrants are "A" warrants and 168,500 are "B" warrants. They are redeemable at 50% of the average price the month before being exercised. The "A" warrants were exercised during June 1997 and the "B" warrants were exercised during June 1998.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997

   NOTE 7 - STOCK OPTIONS, WARRANTS AND RIGHTS (Continued)

               d. Common Stock Options

               During 1996, certain of the Company's officers were granted stock options for a total of 600,000 restricted common shares of the Company at S1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $236,500. During 1997, these officers were granted additional stock options to purchase 588,290 shares of restricted common stock at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $279,133. The Company also issued 501,000 shares of common stock during 1997 in exchange for the forfeiture of 750,000 common stock options. 450,000 of those stock options were valued at $0.22 per option and the remaining 300,000 stock options were valued at $0.50 per option. The amounts are rewarded as contributed capital at December 31, 1996 and 1997. The options can be exercised in total or in part prior to December 31, 2001 and 2002.

               The total amount of outstanding stock options of the Company at June 30, 1998 is summarized as follows:

               Shares         Exercise Price      Exercised By
               -------------------------------------------------
               2,034,855      $          0.72     May 1999
               1,200,000      $          0.50     July 2006
               2,151,290      $          1.00     December 1999 - December 2002
                 950,000      $          0.75     October 2002

  NOTE 8 - PROVISION FOR INCOME TAXES

               The provision for income taxes for the years ended December 31, 1997 and 1996, consists of the following:

                                                 December 31,
                                              1997        1996
                                             -------------------
               State Franchise Taxes         $  1,700     $  800
                                             ===================

  NOTE 9 - PREFERRED STOCK

               At December 31, 1997, the Company had 50,000 outstanding shares of cumulative convertible preferred stock. Prior to June 30, 1998, 40,000 of the shares were converted early into 615,200 shares of common stock. The early conversion was at a 15.38 to 1 conversion as an incentive for the preferred shareholders to give up their future dividends from the preferred stock. Thus, at June 30, 1998, the Company has 10,000 outstanding shares of cumulative convertible preferred stock. The remaining preferred stock is convertible at the option of the holder into five shares of the Company's common stock for each share of preferred stock, are non-voting, and feature a 12% annual dividend, paid quarterly. Accrued dividends as of June 30, 1998 and December 31, 1997 were $3,000 and $15,000, respectively.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to the Consolidated Statements
                       June 30, 1998 and December 31, 1997

  NOTE 10 - GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $4,332,431 at December 31, 1997 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result form the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its image analysis software and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.
-------------------------------------------------------------------------------

     NET SALES increased $96,158 or 165% over the comparable period a year earlier. For such three month periods the increase was from $57,662 to $153,820. The increase in net sales is primarily attributable to the Company's contract with Centro Alameda, Inc. to provide a 3D digital database. The Company also achieved its first revenues from its strategic alliance with KnowledgeLINK during the quarter just completed.

     GROSS PROFIT increased 123% in the three months ended June 30, 1998 to $118,806 from $53,116. Gross profit as a percentage of sales was 77.2% for the second quarter of fiscal 1998 compared to 92.1% for the second quarter of fiscal 1997. The decrease in percentage gross profit is due to the terms of the Company's contract to produce a CD-ROM for the Smithsonian Institution. This contract requires Synthonics to initially fund all costs to develop and produce the CD-ROM. In return for funding the CD-ROM, Synthonics receives 100% of the initial sales revenues until its development and production costs are recovered. After recovery, Synthonics and the Smithsonian share the revenues on a 50/50 basis. Since the CD-ROM is not yet ready for distribution, the Company incurred development costs during the second quarter of fiscal 1998 without the benefit of offsetting sales revenues.

     OPERATING EXPENSES increased to $460,741 for the three months ended June 30, 1998 from $333,986 for the three months ended June 30, 1997. The increase in operating expense is primarily due to an increase in staffing to support growth. Business development expense increases accounted for 46% of the overall increased operating expense. During the second quarter of fiscal 1997, the Company had no designated resources focused exclusively on business development. It now has those resources in place. The other major contributors to the increase in operating expense are: programming to support Acuscape product completion (10% of increase); the addition of basic medical benefits required to attract and retain employees (11% of increase); incremental legal expenses associated with becoming a "reporting" company (11% of increase); and leasing of computer equipment for incremental employees (6% of increase). The Company acquired Christopher Raphael, Inc. in October 1997. This acquisition resulted in goodwill in the amount of $96,184 being added to the Company's balance sheet. The goodwill is being amortized over a two-year period. As such, an amortization increase of $12,023 (9% of the increased operating expense) occurred in the quarter ended June 30, 1998.

     As a result of the foregoing factors, the Company had a NET LOSS of $350,630 for the three months ended June 30,1998 as compared to a NET LOSS of $276,747 for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.
----------------------------------------------------------------------------

     NET SALES increased 65.6% for the six months ended June 30,1998 to $179,947 from $108,630 for the six months ended June 30, 1997. The increase in net sales is attributable to the Company's contract with Centro Alameda, Inc. to provide a 3D digital database. This was somewhat offset by lower revenues from Acuscape. For the six months ended June 30, 1997, the Company benefited from revenues that were invoiced on a delayed basis to Acuscape. These represented services performed by Synthonics prior to the legal formation and funding of Acuscape. Once Acuscape achieved funding (during first quarter of fiscal 1997), Synthonics invoiced that company for prior period services.

     GROSS PROFIT decreased 26.3% in the six months ended June 30, 1998 to $74,207 from $100,714 in the six months ended June 30, 1997. Gross profit as a percentage of sales also decreased to 41.2% for the first half of fiscal 1998 as compared to 92.7% for the first half of fiscal 1997. The decrease in percentage gross profit is due to the terms of the Company's contract to produce a CD-ROM for the Smithsonian institution. This contract requires Synthonics to initially fund all costs to develop and produce the CD-ROM. In return for funding the CD-ROM, Synthonics receives 100% of the initial sales revenues until its development and production costs are recovered. After recovery, Synthonics and the Smithsonian share the revenues on a 50/50 basis. Since the CD-ROM is not yet ready for distribution, the Company incurred development costs during the first half of fiscal 1998 without the benefit of offsetting sales revenues.

     OPERATING EXPENSES increased to $943,421 for the six months ended June 30, 1998 from $687,483 for the six months ended June 30, 1997. The increase in operating expenses is primarily due to the increase in staffing to support growth. The primary contributions to the overall increase in operating expenses of $255,838 include:

                                                               % of
         EXPENSE                                             INCREASE
         -------                                             --------
         Business Development                                   42%
         Acuscape Product Development                            9%
         Legal to Support Reporting Company status              11%
         Medical Insurance                                      12%
         Equipment Leases                                       10%
         Goodwill Amortization                                   9%

     As a result of the foregoing factors, the Company had a NET LOSS of $881,184 for the six months ended June 30, 1998 as compared to a NET LOSS of $581,151 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to complete the Smithsonian CD-ROM and the programming effort yet required for the Acuscape products. Additionally, funds are required to promote future business development. Working capital for the six months ended June 30, 1998 was funded primarily through the sale of equity, private borrowing and the collection of accounts receivable.

     Net cash provided by financing activities for the six months ended June 30, 1998 was $889,324 compared to $50,000 during the six months ended June 30, 1997. The first half of fiscal 1998 included $550,000 from private loans and $387,324 from the issuance of capital stock. These amounts were offset by $30,000 for the payment of a loan and $18,000 for a dividend paid to Preferred Stock shareholders. For the first half of 1997, $50,000 in funds were provided by a private loan.

     The Company has borrowed $550,000 from six shareholders. The loan agreement requires the Company to repay the principal amount by May 1999. The Company has the option of paying off the loan in cash or with restricted shares of its Common Stock valued at $0.20 per share.

CAUTIONARY FORWARD - LOOKING STATEMENT
-------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

     During the period covered by this report there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities.

     Not required.

Item 3.  Defaults Upon Senior Securities.

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On April 8, 1998, the Company held its Annual Meeting of the Shareholders. Of the Company's 17,893,387 shares of Common Stock entitled to vote at the meeting, 15,985,914 were represented, either in person or by proxy. The purpose of the meeting was to consider and act upon the following proposals:

          1. Approval of the Amended and Restated Articles of Incorporation to provide for the staggered board of directors.

          2. Election of 9 Directors, three with a term of 1 year, three with a term of 2 years and three with a term of 3 years;

          3. Ratification of the appointment of Jones, Jensen & Company as the Company's independent accountants for the fiscal year 1998;

          4. Approval of the Management Cash Incentive Plan;

          5. Approval of the 1998 Stock Option Plan; and

          6. To transact such other business as may properly come before the meeting of any adjournment thereof.

     (b) At this Annual Meeting, the following persons were elected as Directors of the Company:

          Class I Directors - David L. Stewart, Joseph R. Maher and Timothy J. Andrews, are hereby elected to serve for a term of one (1) year until the next annual meeting of Shareholders and until their successors are duly appointed and qualified.

          Class II Directors - Ronald S.  Speirs,  Timothy G. Paulson and Thomas
          K. Carpenter, are elected to serve for a term of two (2) years until the 2000 annual meeting of Shareholders and until their successors are duly appointed and qualified.

          Class III Directors - LeRoy K. Speirs, F. Michael Budd and Charles S. Palm, are elected to serve for a term of three (3) years until the 2001 annual meeting of Shareholders and until their successors are duly appointed and qualified.

     (c) At this Annual Meeting, the following other matters were voted on with the number of votes cast for, against or withheld, and abstentions as to each matter as follows:

          Proposal No. 1 - Approval of the Amended and Restated Articles of Incorporation to provide for a staggered board of directors, by amending Article 6. of the Articles of Incorporation, as amended and restated, would read as follows:

          ARTICLE 6.

          Board of Directors
          ------------------

          Number. The board of directors of the Corporation shall consist of such number of persons, not less than three, as shall be determined in accordance with the bylaws from time to time. As of the effective date of this article the number of directors is nine.

          Staggered Board; Tenure. The directors shall be divided into three classes: Class I, Class II, and Class III. The term of office of directors shall be three years, staggered by class so that one class is elected each year. Such classes shall be as nearly equal in number as possible. Directors chosen to succeed those who have been removed or whose terms have expired shall be identified as being of the same class as the directors they succeed and shall be elected for a term expiring at the expiration date of such class or thereafter when their respective successors are elected and have been qualified. If the number of directors is changed, any increase or decrease in directors shall be apportioned among the classes so as to maintain all classes as nearly equal in number as possible, and any individual director elected to any class shall hold office for a term which shall coincide with the term of such class. In no case, will a decrease in the number of directors shorten the term of any incumbent director.

          Votes for .............. 14,243,525
          Votes against .........         525
          Abstaining ............      21,800

          Proposal No. 2 - Election of 9 Directors, three with a term of 1 year, three with a term of 2 years and three with a term of 3 years.

          See paragraph (b) above for results.

          Proposal No. 3 - Ratification of the appointment of Jones, Jensen & Company as the Company's independent accountants for the fiscal year 1998.

          Votes for .............. 15,137,717
          Votes against .........           0
          Abstaining ............     866,747

          Proposal No. 4 - Approval of the Management Cash Incentive Plan. The purpose of the Management Cash Incentive Plan is to provide a significant and flexible economic opportunity to selected officers and employees of the Company and its subsidiaries to generate increased incentive to contribute to the Company's future success and prosperity, thus enhancing the value of the Company for the benefit of the shareholders, and to enhance the ability of the Company to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depend.

          Votes for .............. 15,386,703
          Votes against .........     174,078
          Abstaining ............     345,551

          Proposal No. 5 - Approval of the 1998 Stock Option Plan. The purpose of the 1998 Stock Option Plan is to attract, retain, and reward persons providing services to the Company and its subsidiaries, to generate increased incentive to contribute to the Company's future success and prosperity.

          Votes for .............. 14,029,013
          Votes against .........     675,019
          Abstaining ............     165,501

Item 5.  Other Information.

     On April 28, 1998, the Company filed a Registration Statement on Form 10-SB in order to register the Company's common stock, $0.01 par value pursuant to
Section 12(g) of the Securities Exchange Act of 1934. The Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

          (3) Articles of Incorporation and By-Laws.

               3.1 Articles of Incorporation of the Registrant filed on March 27, 1994, (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

               3.2 Restated Articles of Incorporation of the Registrant dated May 18, 1995, (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

               3.3 Articles of Amendment to Articles of Incorporation of the Registrant, filed on September 16, 1996, (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

               3.4 Statement of Designation of Foreign Corporation in California filed November 4, 1996, (incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

               3.5 Certificate of Amendment to Articles of Incorporation filed September 6, 1997, (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

               3.6 Amended and Restated Articles of Incorporation filed April 23, 1998, (incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

               3.7 By-Laws of the Registrant (incorporated by reference to Exhibit 3.7 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

          (4) Instruments defining the rights of holders.

               4.1 Statement of Rights, Preferences and Privileges of Common and Preferred Stock of the Registrant as of September 6, 1997, (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

          (10) Material Contracts

               10.1 Management Cash Incentive Plan (incorporated by reference to
               Exhibit 10.1 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

               10.2 1998 Stock Option Plan (incorporated by reference to Exhibit
               10.2 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

          (27) Financial Data Schedule

               27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the quarter of the period covered.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                  SYNTHONICS TECHNOLOGIES, INC.
                                                  A Utah Corporation



Dated: August 3, 1998                             /s/   F. Michael  Budd
                                                  -----------------------------
                                                  By:  F. Michael Budd
                                                  Its: President
                                                       Chief Executive Officer
                                                       and principal Financial
                                                       and Accounting Officer