Form 10QSB
period 1998-09-30
SYNTHONICS TECHNOLOGIES INC
filed 1998-11-09
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1998; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1998, there were 19,948,279 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 26 pages, the Exhibit Index is located at page 22.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and changes in its financial position from inception through September 30, 1998 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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







              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                     ASSETS

                                               September 30,      December 31,
                                                  1998                1997
                                             ----------------    ---------------
                                               (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                   $  101,653          $    311,610
 Accounts receivable (Note 1)                    38,626                 8,332
 Prepaid expenses                                 2,667                 2,667
                                             ----------------    ---------------
     Total Current Assets                       142,946               322,609
                                             ----------------    ---------------

PROPERTY AND EQUIPMENT (Net)(Note 2)            100,165               124,534
                                             ----------------    ---------------

OTHER ASSETS

  Organization costs, net of accumulated
   amortization of $1,378 and $1,195 (Note 1)        -                    183
  Goodwill (Note 1)                              12,023                48,092
  Intangibles (Note 3)                          189,902               144,591
  Deposits                                       15,083                15,083
                                             ----------------    ---------------

     Total Other Assets                         217,008               207,949
                                             ----------------    ---------------

TOTAL ASSETS                                 $  460,119          $    655,092
                                             ================    ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            September 30,          December 31,
                                                  1998                1997
                                             ----------------    ---------------
                                               (Unaudited)
CURRENT LIABILITIES

 Accounts payable                            $  136,385          $    126,034
 Wages payable (Note 5)                         376,166                99,299
 Other accrued expenses                          37,680                22,166
 Notes payable, current portion (Note 6)        555,000               100,000
                                             ----------------    ---------------
     Total Current Liabilities                1,105,231               347,499
                                             ----------------    ---------------

LONG-TERM DEBTS

 Notes payable (Note 6)                              -                     -
                                             ----------------    ---------------
     Total Long-Term Debt                            -                     -
                                             ----------------    ---------------
     Total Liabilities                        1,105,231               347,499
                                             ----------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock; 550,000 shares
   authorized of $10.00 par value,
   10,000 and 50,000 shares issued
   and outstanding, respectively                100,000               500,000
 Common stock; 50,000,000 shares
   authorized of $0.01 par value,
   19,948,279 and 17,823,387 shares
   issued and outstanding respectively          199,483               178,234
 Additional paid-in capital                   4,995,812             3,961,790
 Accumulated deficit                         (5,940,407)           (4,332,431)
                                             ----------------    ---------------
     Total Stockholder's Equity (Deficit)      (645,112)              307,593
                                             ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY (DEFICIT)                            $  460,119          $    655,092
                                             ----------------    ---------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                              For the Three Months          For the Nine Months
                               Ended September 30,          Ended September 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
REVENUE

  Net sales               $      -      $ 129,899      $ 179,947     $ 238,529
  Cost of goods sold             -          4,040        105,740        11,956
                          ------------------------------------------------------
  Gross Profit                   -        125,859         74,207       226,573
                          ------------------------------------------------------

EXPENSES

Research and development    153,538       100,492        326,261       379,063
Production costs            270,432            -         594,390            -
General and administrative  259,530       162,148        654,024       547,544
Depreciation and
  amortization               31,596         9,558         83,842        33,074
                          ------------------------------------------------------
     Total Expenses         715,096       272,198      1,658,517       959,681
                          ------------------------------------------------------
     Loss From Operations  (715,096)     (146,339)    (1,584,310)     (733,108)
                          ------------------------------------------------------

OTHER INCOME (EXPENSE)

  Other income                   -             -             -           2,580
   Interest income            3,305           453          6,326         3,491
   Interest expense         (15,001)           -         (29,992)           -
                           -----------------------------------------------------

  Total Other
     Income(Expense)        (11,696)          453        (23,666)        6,071
                           =====================================================

NET LOSS                  $(726,792)    $(145,886)   $(1,607,976)    $(727,037)
                           =====================================================

LOSS PER SHARE            $   (0.04)    $   (0.01)     $   (0.08)    $   (0.05)
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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                   (Unaudited)


                     Preferred Stock   Common Stock   Additional
                    ---------------    -------------    Paid-In   Accumulated
                     Shares   Amount  Shares   Amount   Capital     Deficit
                    -----------------------------------------------------------
Balance
December 31, 1997   50,000  $500,000 17,823,387 $178,234 $3,961,790 $(4,332,431)

Common stock issued
 for cash at $0.65
 per share             -         -      550,002    5,500    352,000          -

Common stock issued
 in lieu of debt at
 $0.71 per share       -         -       70,000      700     49,300          -

Common stock issued
 for services rendered
 at $0.66 per share    -         -       34,815      348     22,630          -

Conversion of preferred
 shares to
 common shares     (40,000) (400,000)   615,200    6,152    393,848          -

Common stock issued upon
 exercise of warrants
 at $0.20 per share    -         -      420,000    4,200     79,800          -

Common stock issued upon
 exercise of warrants  -         -      167,000    1,670     (1,670)         -

Dividends declared     -         -          -        -      (21,000)         -

Stock offering costs   -         -          -        -      (30,176)         -

Common stock issued upon
 exercise of warrants at
 $0.75 per share       -         -      250,000    2,500    185,000          -

Common stock issued
 in lieu of debt at
 $0.25 per share       -         -       17,875      179      4,290          -

Net loss for the nine
 months ended
 September 30, 199     -         -          -        -           -   (1,607,976)
                     -----------------------------------------------------------
Balance
September 30, 1998  10,000  $100,000 19,948,279 $199,483 $4,995,812 $(5,940,407)
                   ============================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                              For the Three Months          For the Nine Months
                              Ended September 30,           Ended September 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

 Net loss                 $(726,792)    $(145,886)    $(1,607,976)    $(727,037)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
   Common stock issued
    for services                -             -           22,978             -
   Depreciation and
    amortization             31,596         9,558         83,842         33,074
  (Increase) decrease in
    accounts receivable     118,842        (4,260)       (30,294)        (4,260)
  (Increase) decrease in
    loan receivable             -          (1,800)           -           (3,600)
  (Increase) decrease in
    prepaid expenses and
    deposits                    -         (53,073)           -          (68,073)
  (Increase) decrease in
    other assets            (37,625)          -          (61,011)            -
  (Increase) decrease in
    accounts payable         42,584       156,542         14,820        121,547
  (Increase) decrease in
    accrued expenses         96,489       (98,077)       292,381         66,923
                          ------------------------------------------------------

  Net Cash Used by
    Operating Activities   (470,906)     (136,996)    (1,285,260)      (581,426)
                          ------------------------------------------------------

 CASH FLOWS FROM INVESTING
   ACTIVITIES

 Purchase of fixed assets    (2,009)      (90,125)        (7,521)       (99,048)
                          ------------------------------------------------------

 Net Cash Used by
   Investing Activities   $  (2,009)      (90,125)      $ (7,521)    $  (99,048)
                          ------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                            For the Three Months          For the Nine Months
                            Ended September 30,           Ended September 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES

  Proceeds from loan            -           1,800        550,000         51,800
  Repayment of loan         (15,000)          -          (45,000)             -
  Dividends paid             (3,000)          -          (21,000)             -
  Capital contributions         -         268,237            -          268,237
  Issuance of common stock  211,500         4,760        598,824          4,760
                          ------------------------------------------------------

  Net Cash Provided by
   Financing Activities     193,500       247,797       1,082,824       324,797
                          ------------------------------------------------------

 NET INCREASE (DECREASE)
  IN CASH                  (279,415)       47,676        (209,957)     (355,677)

 CASH AT BEGINNING OF
  PERIOD                    381,068       122,378         311,610       525,731
                          ------------------------------------------------------

 CASH AT END OF PERIOD    $ 101,653    $  170,054       $ 101,653     $ 170,054
                          ======================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                              For the Three Months          For the Nine Months
                              Ended September 30,           Ended September 30,
                          -------------------------    -------------------------
                              1998         1997          1998         1997
                          ------------------------------------------------------
SUPPLEMENTAL CASH FLOW
  INFORMATION

  CASH PAID FOR:
   Interest               $  15,001     $     -         $ 29,992     $       -
   Income Taxes           $             $               $            $

 NON-CASH FINANCING
  ACTIVITIES:

  Common stock issued
   for services           $   4,469     $    -         $ 54,469     $

  Common stock issued
    in lieu of debt       $       -     $    -         $ 22,978     $       -






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1998 and December 31, 1997

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1998 and December 31, 1997

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

               g. Organization costs

               Organization costs are recorded at cost and are amortized using the straight-line method over a period of five years. At September 30, 1998, all organizational cost had been amortized.

               h. Accounts receivable

               Accounts receivable are shown net of the allowance for doubtful accounts.

               i. Provision For Taxes

               At September 30, 1998, the Company has net operating loss carryforwards of approximately $5,900,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

               j. Principles of Consolidation

               The consolidated financial statements include those of Synthonics Technologies, Inc. and its wholly-owned subsidiaries, Synthonics Incorporated and Christopher Raphael, Inc.

               All material intercompany accounts and transactions have been eliminated.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1998 and December 31, 1997

   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               k. Uninsured Cash Balances

               The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $1,653 at September 30, 1998.

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

               m. Goodwill

               Goodwill consists of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and is amortized on the straight-line method over a two year period. The Company periodically reviews goodwill for impairment. Amortization expense on the goodwill for the six months ended September 30, 1998 was $36,069.

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

  NOTE 2 - PROPERTY AND EQUIPMENT

               Property and equipment consists of
                following:
                                       September 30,   December 31,
                                          1998            1997
                                        ---------------------------
                                        (Unaudited)
                Computer equipment      $  174,821     $ 168,057
                Furniture and fixtures      18,546        17,789
                Photographic equipment      55,122        55,122
                                        ---------------------------
                                           248,489       240,968
                Accumulated depreciation  (148,324)     (116,434)
                                        ---------------------------

                Net property and
                 equipment              $  100,165     $  124,534
                                        ===========================

               Depreciation expense for the six months ended September 30, 1998 and for the year ended December 31, 1997 was $31,890 and $35,746, respectively.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1998 and December 31, 1997

   NOTE 3 - INTANGIBLES

               Intangible costs incurred are as follows:

                                        September      December 31,
                                          1998            1997
                                        ---------------------------
                                        (Unaudited)
                Trademarks              $    1,484     $   1,484
                Patents                    247,686       186,675
                                        ---------------------------

                                           249,170       188,159
                Less accumulated
                 amortization              (59,268)      (43,568)
                                        ---------------------------
                Total                   $  189,902     $  144,591
                                        ===========================


               Amortization expense for the nine months ended September 30, 1998 and for the year ended December 31, 1997 was $15,700 and $26,866, respectively.

   NOTE 4 - COMMITMENTS AND CONTINGENCIES

               During 1998, the Company entered into two separate operating lease agreements for various equipment. The lease terms expire beginning In May 2001 and ending June 2001. The monthly rental payment for the two leases combined is $443.

               During 1997, the Company entered into three separate operating lease agreements for various computer equipment. The lease terms expire beginning in November 1999 and ending November 2000. The monthly rental payment for all three leases combined is $2,668.

               The Company entered into a lease agreement for its office facilities effective September 1, 1996 and expiring August 31, 1999. The monthly rental payment is $2,254.

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

  NOTE 5 - RELATED PARTY TRANSACTIONS

               As of September 30 1998 and December 31, 1997, the Company owed $376,166 and $99,299 to certain of its officers and shareholders, respectively. These amounts represent accrued wages.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1998 and December 31, 1997

  NOTE 6 - NOTES PAYABLE

               Notes payable consisted of the following at September 30, 1998 and December 31, 1997:

                                                   September 30,   December 31,
                                                       1998            1997
                                                    ----------------------------
                                                    (Unaudited)
               Note  payable  to a  corporation,
               principal  and  7.50%  interest
               originally due April 1, 1997.
               Secured by 70,000 shares of common
               stock and 70,000 warrants to
               purchase common stock.                $       -     $    50,000

               Notes payable to various
               individuals, interest at 10% due
               semi-annually, principal due in
               May 1999 (payable in cash or
               stock at $0.20 per share,
               at the option of the Company),
               unsecured.                              550,000              -

               Unsecured bank line-of-credit
               at 11.5% interest, interest paid
               monthly, principal amount due
               December 1998                             5,000          50,000
                                                     ---------------------------
               Total Notes Payable                     555,000         100,000
               Less: Current Portion                  (555,000)       (100,000)
                                                     ---------------------------
                    Long-Term Notes Payable          $       -      $       -
                                                     ===========================

               The aggregate principal maturities of notes payable are as follows:

                          Year Ended
                          December 31,                 Amount
                          -------------                ---------
                          1998                         $    5,000
                          1999                            550,000
                          2000                                -
                          2001                                -
                          2002                                -
                          2003 and thereafter                 -
                          ---------------------------------------
                          Total                        $  555,000

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Notes to the Consolidated Financial
                    September 30, 1998 and December 31, 1997

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1998 and December 31, 1997

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

               The total amount of outstanding stock options of the Company at June 30, 1998 is summarized as follows:

               Shares         Exercise Price      Exercised By
               -------------------------------------------------
               2,034,855      $          0.22     May 1999
               1,200,000      $          0.50     July 2006
               2,121,290      $          1.00     December 1999 - December 2002
                 825,000      $          0.75     October 2002

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
                                             ===================

  NOTE 9 - PREFERRED STOCK

               At December 31, 1997, the Company had 50,000 outstanding shares of cumulative convertible preferred stock. Prior to September 30, 1998, 40,000 of the shares were converted early into 615,200 shares of common stock. The early conversion was at a 15.38 to 1 conversion as an incentive for the preferred shareholders to give up their future dividends from the preferred stock. Thus, at September 30, 1998, the Company has 10,000 outstanding shares of cumulative convertible preferred stock. The remaining preferred stock is convertible at the option of the holder into five shares of the Company's common stock for each share of preferred stock for each share of preferred stock, are non-voting, and feature a 12% annual dividend, paid quarterly. Accrued dividends as of September 30, 1998 and December 31, 1997 were $3,000 and $15,000, respectively.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Notes to the Consolidated Statements
                    September 30, 1998 and December 31, 1997

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.
--------------------------------------------------------------------------------

     NET SALES decreased $129,899 over the comparable period a year earlier. For such three-month periods the decrease was from $129,899 to $0. During the quarter just ended, the Company reported no sales. The Smithsonian Institution CD-ROM launch was delayed resulting in no sales in the reporting period. (This CD-ROM started shipping during the first week of October). Scheduling access to artifacts and late delivery by the Smithsonian of support materials caused the overall delay in completing the CD-ROM as originally scheduled.

     GROSS PROFIT decreased $125,859 in the three months ended September 30, 1998 to $0 from $125,859. The decrease in gross profit is due to the lack of sales for the period.

     OPERATING EXPENSES increased to $715,096 for the three months ended September 30, 1998 from $272,198 for the three months ended September 30, 1997. The increase in operating expense is primarily due to an increase in staffing to support growth. Synthonics acquired Christopher Raphael, Inc. on October 1, 1997 to provide a custom content generation capability. This business unit has been primarily focused on the completion of the Smithsonian CD-ROM during the three months ending September 30, 1998. As such, 60% of the expense increase is attributed to the completion of the Smithsonian CD-ROM. Business development expense increases accounted for 20% of the overall increased operating expense. During the third quarter of fiscal 1997, the Company had no designated resources focused exclusively on business development. It now has those resources in place. A reclassification of out of period patent related expenses to the balance sheet during the quarter ending September 30, 1997 accounted for 15% of the increased expenses. The Company also incurred a 5% increase in depreciation and amortization as compared to the quarter ended September 30, 1997. The majority of this increase is a result of amortizing the goodwill booked by the Company at the time of the Christopher Raphael, Inc. acquisition on October 1, 1997.

     As a result of the foregoing factors, the Company had a NET LOSS of $726,792 for the three months ended September 30,1998 as compared to a NET LOSS of $145,886 for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.
-------------------------------------------------------------------------------

     NET SALES decreased 24.6% for the nine months ended September 30, 1998 to $179,947 from $238,529 for the nine months ended September 30, 1997. The decrease in sales is mainly attributed to the late launch of the Smithsonian CD-ROM which was originally due to be shipped early in the third quarter of 1998. Scheduling access to artifacts and late delivery by the Smithsonian of support materials caused the overall delay in completing the CD-ROM as originally scheduled. Shipments of the CD-ROM commenced during the first week of October.

     GROSS PROFIT decreased 67.2% in the nine months ended September 30, 1998 to $74,207 from $226,573 in the nine months ended September 30, 1997. Gross profit as a percentage of sales also decreased to 41.2% for the first three quarters of fiscal 1998 as compared to 94.9% for the first three quarters of fiscal 1997. The decrease in percentage gross profit is due to the terms of the Company's contract to produce a CD-ROM for the Smithsonian institution. This contract requires Synthonics to initially fund all costs to develop and produce the CD-ROM. In return for funding the CD-ROM, Synthonics receives 100% of the initial sales revenues until its development and production costs are recovered. After recovery, Synthonics and the Smithsonian share the revenues on a 50/50 basis. Since the CD-ROM is not yet ready for distribution, the Company incurred development costs during the first nine months of fiscal 1998 without the benefit of offsetting sales revenues.

     OPERATING EXPENSES increased to $1,658,517 for the nine months ended September 30, 1998 from $959,681 for the nine months ended September 30, 1997. The increase in operating expenses is primarily due to the increase in staffing to support growth. The primary contributions to the overall increase in operating expenses of $698,836 include:

                                                        % of
          EXPENSE                                      INCREASE
          -------                                      --------
          Smithsonian CD-ROM Development               65.1%
          Business Development                         26.2%
          Goodwill Amortization                         7.1%

     The Company funded and developed a CD-ROM title for the Smithsonian Institution during the first nine months of 1998. That project was completed during September, 1998 and the Company commenced shipping during October, 1998. The Company's contract with the Smithsonian assures that Synthonics recovers their costs from the first quantities of the CD-ROM that is sold to the public. With the completion of the Smithsonian CD-ROM, the Company has trimmed back its expenses and these reductions will be realized in future quarters.

     As a result of the foregoing factors, the Company had a NET LOSS of $1,607,976 for the nine months ended September 30, 1998 as compared to a NET LOSS of $727,037 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for funds is to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to promote the Smithsonian CD-ROM and to complete the programming effort yet required for the Acuscape products as well as specific application utility products the Company will be introducing over the next several quarters. Additionally, funds are required to promote future business development by creating customer specific pilot projects that demonstrate the benefits derived by utilizing Synthonics' technology with that of the potential customer. Working capital for the nine months ended September 30, 1998 was funded primarily through the sale of equity, private borrowing and the collection of accounts receivable.

     Net cash provided by financing activities for the nine months ended September 30, 1998 was $1,082,824 compared to $324,797 during the nine months ended September 30, 1997. The first nine months of fiscal 1998 included $550,000 from private loans and $598,824 from the issuance of capital stock. These amounts were offset by $45,000 for the payment of a loan and $21,000 for a dividend paid to Preferred Stock shareholders. For the first nine months of 1997, $51,800 in funds were provided by a private loan and $272,997 in funds were provided through the issuance of capital stock.

     The Company has borrowed $550,000 from six shareholders. The loan agreement requires the Company to repay the principal amount by May 1999. The Company has the option of paying off the loan in cash or with restricted shares of its Common Stock valued at $0.20 per share.

CAUTIONARY FORWARD -LOOKING STATEMENT
-------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

     On April 28, 1998, the Company filed a Registration Statement on Form 10-SB in order to register the Company's common stock, $0.01 par value pursuant to
Section 12(g) of the Securities Exchange Act of 1934. Pursuant to statute the registration statement on Form 10-SB was deemed effective on June 28, 1998. On July 14, 1998, subsequent to the effectiveness of the Registration Statement, the Company received comments from the SEC requesting clarification of certain items in the Registration Statement. On November 6, 1998 the Company filed Amendment No. 1 to the Registration Statement in response to the SEC's comments. The Registration Statement on Form 10-SB and Amendment No. 1 to the Registration on Form 10-SB, as filed with the Securities and Exchange Commission are incorporated herein by reference.

     On September 25, 1998, Mr. Timothy Andrews, a director of the Company resigned. Mr. Andrews resignation was not due to any disagreements between himself and the management of the Company relating to the Company's operations, policies or practices.

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

                    10.3 Acuscape License Agreement (incorporated by reference to Exhibit 10.3 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.4 Smithsonian License Agreement dated October 2, 1997 (incorporated by reference to Exhibit 10.4 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.5 Amendment No. 1 to Smithsonian License Agreement (incorporated by reference to Exhibit 10.5 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.6 Centro Alameda Inc. Contract Agreement dated December 19, 1997 (incorporated by reference to Exhibit 10.6 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.7 Knowledge LINK Strategic Alliance Agreement (incorporated by reference to Exhibit 10.7 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.8 Synthonics Technologies - Industrial Lease Agreement (incorporated by reference to Exhibit 10.8 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.9 Joseph Maher - Industrial Lease Agreement (incorporated by reference to Exhibit 10.9 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.10 Dell Financial Lease No. 004591649-001 (incorporated by reference to Exhibit 10.10 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.11 Dell Financial Lease No. 004591649-002 (incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.12 Americorp Financial Inc. - Lease 6976-2 (incorporated by reference to Exhibit 10.12 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.13 Sanwa Leasing Corporation - Lease Agreement (incorporated by reference to Exhibit 10.13 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.14 AT & T Equipment Lease - 003866952 (incorporated by reference to Exhibit 10.14 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.15 AT & T Equipment Lease - 003871854 (incorporated by reference to Exhibit 10.15 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.16 F. Michael Budd Employment Agreement (incorporated by reference to Exhibit 10.16 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.17 Charles S. Palm Employment Agreement (incorporated by reference to Exhibit 10.3 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

                    10.18 First Colony Life Insurance Policy (incorporated by reference to Exhibit 10.18 of the Registrant's Amendment No. 1 to the Registration Statement on Form 10-SB filed on November 6, 1998; Commission File No. 0-24109).

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

                                             SYNTHONICS TECHNOLOGIES, INC.
                                                  A Utah Corporation



Dated: November 9, 1998                      /s/   F. Michael  Budd
                                             ---------------------------------
                                             By:  F. Michael Budd
                                             Its: President
                                                  Chief Executive Officer
                                                  and principal Financial
                                                  and Accounting Officer