Form 10QSB/A
period 1998-09-30
SYNTHONICS TECHNOLOGIES INC
filed 1999-01-13
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A

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

     This Form 10-QSB/A has 26 pages, the Exhibit Index is located at page 23.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

Filing of Registration Statement Pursuant to Section 12(g)
-----------------------------------------------------------

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

Resignation of Timothy Andrews
------------------------------

     On September 25, 1998, Mr. Timothy Andrews, a director of the Company resigned. Mr. Andrews resignation was not due to any disagreements between himself and the management of the Company relating to the Company's operations, policies or practices.

YEAR 2000
---------

     The Year 2000 presents concerns for business and consumer computing. Aside from the well-known problems with the use of certain 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year, and dates such as 9/9/99 were used by certain organizations for special functions. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PCs, and embedded systems. The consequences of the Year 2000 issue may include systems failures and business process interruption.

     Even though none of the Company's products use dates, and therefore there are no Year 2000 issues over which the Company has direct control, the Company is continuing to test its products and gather and produce information about the Company impacted by the Year 2000 transition.

     The Year 2000 issue also affects the Company's internal systems, such as billing and word processing. The Company is assessing the readiness of its systems for handling the Year 2000, and has started the remediation and certification process. Although assessment, testing, and remediation is still underway, management currently believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Company will be creating contigency plans for crticial processes that rely on internal systems.

     Given that the Company's products operate on certain hardware platforms and within certain software operating systems and environments, the Company must rely upon the efforts of the hardware and software vendors and manufacturers to be in the vanguard with respect to OS and Platform issues relating to the Year 2000 compliance. The Company is undertaking steps to identify and assess whether hardware and software vendors and manufacturers have brought their products into Year 2000 compliance, or if any of its customers, suppliers or service providers will be so affected. The Company will with its key vendors, distributors, and direct resellers to avoid any business interruptions in 2000. Failure of the Company's software resulting from a hardware or software vendor to be Year 2000 compliant, or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

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

                                             SYNTHONICS TECHNOLOGIES, INC.
                                                  A Utah Corporation



Dated: January 13, 1999                      /s/   F. Michael  Budd
                                             ---------------------------------
                                             By:  F. Michael Budd
                                             Its: President
                                                  Chief Executive Officer
                                                  and principal Financial
                                                  and Accounting Officer