Form 10KSB
period 1998-12-31
SYNTHONICS TECHNOLOGIES INC
filed 1999-03-11
CIK 1038370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended: December 31, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ____ to ____

                  ---------------------------------------------
                         Commission File Number: 0-24109



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

     Securities Registrant pursuant to Section 12(b) of the Act:   None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended December 31, 1998 were $512,217.

     The aggregate market value of the voting stock held by non-affiliates as of $6,750,582, computed based on the average of the bid and ask prices reported on the OTC Bulletin Board, was $0.375.

     The number of shares outstanding of the registrant's common stock as of December 31, 1998 was 19,951,279.

     Documents Incorporated by Reference:    None

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          SYNTHONICS TECHNOLOGIES, INC.

                                    FORM 10-KSB

                   For The Fiscal Year Ended December 31, 1998

                                      INDEX

                                                                          Page
                                     PART I

Item 1. Description of Business .........................................  1

Item 2. Description of Properties .......................................  8

Item 3. Legal Proceedings ...............................................  8

Item 4. Submission of Matters to a Vote of Security Holders .............  9


                                     PART II

Item 5. Market for Common Equity and Related
        Stockholder Matters .............................................. 9

Item 6. Management Discussion and Analysis or Plan of Operation .......... 10

Item 7. Financial Statements ............................................. 12

Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosures ........................................ 30

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act ....... 30

Item 10. Executive Compensation .......................................... 33

Item 11. Security Ownership of Certain Beneficial Owners and Management .. 35

Item 12. Certain Relationships and Related Transactions .................. 36

Item 13. Exhibits and Reports on Form 8-K ................................ 36

Signatures ..............................................................  40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     General
     -------

     Synthonics Technologies, Inc. (the "Company") provides both software tools and services that enable the creation of photo-realistic, affordable 3D graphical content that is comprised of very small computer file sizes. Ideally suited for any application requiring Internet transfer of 3D content, there are no other solutions available that provide a comparable cost/benefit ratio in meeting 3D content requirements for markets such as E-Commerce, Distance Learning, and Patient Medical Consultation.

     Virtually all efforts to date by the Company have been focused on market research, technology concept definition, technology design, and technology validation. The Company embarked on the commercialization of its proprietary technology during mid-1998.

     Synthonics Technologies, Inc., was organized under the laws of the State of Utah on March 27, 1974, under the name "Columbine Financial Corporation." The Company was incorporated for the purpose of engaging in the real estate development business in the State of Utah. No business activities were engaged in and the company became inactive and remained so until 1978 when it was reactivated and commenced business in the State of California for the purpose of originating loans on swimming pools construction, primarily in Southern California. The loan origination business operations ceased in 1991. The Company was reclassified as a development stage company and began seeking new business opportunities believed to hold a potential profit.

     In May, 1995 Synthonics Incorporated, a California Corporation, was acquired by the Company, then known as Columbine Financial Corporation by way of a stock exchange providing 4.5 shares of Columbine stock for every one share of Synthonics Incorporated stock. The acquisition was completed in August 1995. Columbine Financial Corporation was dormant, but still fully registered as a public corporation at the time of the merger. Synthonics Incorporated pursued this merger as a method of guaranteeing a means to enter into public trading of its stock as soon as it was determined to be strategically desirable. At this time, public trading has resumed. A Form 211 pursuant to Rule 15c-211 was prepared and submitted by its market maker in order to resume trading.

     On  September  16,  1996,  the  Company  changed  its  name to  "Synthonics
Technologies, Inc. On November 4, 1996, the Company qualified itself as a foreign corporation in the State of California.

     Synthonics Incorporated, a California Corporation (now a wholly owned subsidiary of the Company) was founded in August 1993. Its primary focus since its founding has been to develop technology that will have an extremely positive impact on any industry where success can be enhanced by improving measurement accuracy, eliminating dangerous environments, extending human vision capabilities, or replacing animation with realism.

     Strategy
     --------

     The operating strategy being employed by Synthonics was chosen to facilitate rapid growth while optimizing the use of resources within the Company. This strategic approach is also designed to result in maximum growth of shareholder value. Simply stated, Synthonics' operating objective is to rapidly deploy its technological advantage into many diverse markets in order to entrench itself as the standard for accurate and affordable 3D graphical content. The Company has identified E-Commerce, Architectural, Distance Learning, and Accident/Crime Scene Recreation as the primary target markets as these will benefit most from affordable, accurate, and Internet friendly 3D graphical content.

     In order to accomplish this mission, Synthonics has embarked on a strategy that provides the marketplace with the option of acquiring either the content generation tools through strategic partner affiliations or the content itself directly from Synthonics. Although preferring to be a software tool provider, the Company discovered, while doing its market research, that a very large market exists for completed, but customized, 3D graphical content. It also determined  that by providing  content  directly it could reach several  markets sooner, thereby validating the utility of the technology in a shorter time-frame. The Company believes that it will attract strategic partners in a quicker fashion by virtue of its ability to demonstrate market demand for its patented technology.

     Synthonics expects to receive most of its revenues from the licensing of its software tools and by the creation of 3D graphical content for direct sale to end-users. The Company's primary goal is to provide 3D content generation tools through strategic alliances with brand name software tool providers currently supplying the markets listed above. These include companies that provide Animation, Multimedia Authoring, CAD, 3D Visualization, Configuration, and 3D Clip-Art software. By entering the market in this fashion, Synthonics takes advantage of the distribution channel access already established by its strategic partner and it can remain focused on its core strengths --- technology and business development. In some cases, it may be advantageous for Synthonics to form a joint venture with its strategic partners. This approach was taken by the Company as it positioned itself to service the Medical Market. Synthonics could not find a suitable product to align itself with, so it chose to partner with medical professionals to form Acuscape International, Inc. Synthonics supplies this venture with technology (via a license agreement) while its partners provide the management expertise and capital required to develop the business.

     The secondary focus of the business model is to create and provide actual 3D graphical content. Synthonics determined that its ability to secure strategic partners quickly was directly related to an established credibility in the marketplace. A decision to supply 3D content was selected as the most effective approach to accomplish this objective. The museum market was selected as the target of this direct approach due to the vast market size and the outspoken need on behalf of the museum industry to extend the benefits of their collections to audiences around the world. Further, the Company decided to target the prestigious Smithsonian Institution as its initial customer in order to leverage this relationship both inside and outside the museum industry. To implement this capability, Synthonics formed a wholly owned subsidiary called Christopher Raphael, Inc.

     Products and Services
     ---------------------

     Licensable Software -- Thus far, Synthonics has developed a portfolio of software tools that can be used separately or collectively to dramatically reduce the cost of generating photo-realistic 3D graphical content. Overall, Synthonics refers to this portfolio as Rapid Virtual Reality(TM). These tools are available via a custom license with Synthonics. Each license will provide revenues to the Company in the form of royalties, maintenance support, and unique capability development (if applicable). Current customers who have signed license agreements include Evans & Sutherland, Acuscape International, American Digital Imaging and KnowledgeLINK. A brief description of each tool available for licensing is included below:

          3D Model Generator -- A tool that enables the construction of a wireframe and the photo-rendering of same starting with as few as two photographs of an object or environment. The output files can be exported to different formats including DXF, 3DS, and VRML 97.

          Single Object Viewer -- A tool that enables real time examination of a 3D digital model constructed by the 3D Model Generator tool (above). The object can be viewed from any perspective, sized to fit viewing need, measured, and converted to an anaglyph for stereoscopic viewing.

          Multi-Object Viewer -- A tool that enables several objects to be present in the viewer at the same time. Thus, entire environments can be altered or examined. Scenes can be rearranged, objects can be added or subtracted from a scene, or objects can be altered within a scene.

          Camera Parameter Tracking -- A tool that precisely determines the position, in free space, of the image capture device (camera or camcorder) in six degrees of freedom (x-axis, y-axis, z-axis, tilt, rotation, & azimuth) with only the focal length and a three point calibration target as input. Knowing this information is essential to the accurate projection of the third dimension from a 2D flat image such as a photograph.

          Morphing Editor -- A tool that enables very rapid wireframe generation by morphing a "standard" wireframe of similar shape by introducing several landmark data points to the editor. Thus difficult shapes can be altered instantaneously from the standard to create custom 3D digital models containing all the "one-of-a-kind" traits of the object of concern.

          Optical Tape Measure -- A tool that enables extremely accurate measurements of complex shapes in very little time by using photogrammetry. Overcomes the problems of access to an object, mobility of an object, complexity of shape, and firmness of the surface of the object which are inherent to all sophisticated measurement devices, including laser scanners, optical comparators, mechanical digitizers, and survey range finding equipment.

          Anaglyph Generation -- A tool that enables a pair of stereo photographs to be quickly converted to an anaglyph which allows full depth perception viewing with the assist of red and blue glasses worn by the viewer. The images can be output to devices as simple as red/blue glasses or as sophisticated as total immersion headsets.

          3D Stereo Movie Maker -- A tool that enables stereo video capture to be quickly converted to a series of anaglyphs that play as a full depth movie with the assist of red and blue glasses worn by the viewer. The images can be output to devices as simple as red/blue glasses or as sophisticated as total immersion headsets.

          File Converter -- A tool that provides file format conversion between Synthonics' tools and popular software tool formats.

          M-PEG Converter -- A tool that enables an efficient means of reducing movie film file sizes.

     3D Content Creation - Synthonics has installed the in-house capability to create custom 3D digital models of objects and environments for those customers that need this type content but have no intent on incorporating a model building capability. Synthonics uses its own proprietary software to produce the custom 3D graphical content. DVDs, CD-ROMs, websites, interactive kiosks, or individual 3D models are all within the capability of Synthonics as it has established a network of sub-contractors to provide much of these services. These services are quoted on a contract basis and the terms vary depending on the customer's needs. To date, customers of this service include the Smithsonian Institution and Centro Alameda, Inc.

     Packaged Software - Synthonics also has packaged software products available as products. These are products that consumers can purchase directly from the Company or through authorized distributors. Each of these products and their current status are described below:

          The Smithsonian Museum Collection - Synthonics produced this CD-ROM for the Smithsonian and now receives a percentage of revenue from each CD-ROM sold. The CD contains over one hundred hours of interactive viewing enjoyment and is categorized as "family edutainment". The CD is currently available through all Smithsonian Institution distribution channels and the Company is now negotiating with a
          national   distributor  to  take  the  CD  into  traditional  consumer channels.

          Webmaster's 3D Link - This product enables easy inclusion of 3D interactive content on any existing website. The package includes a 3D viewer, a virtual showroom or gallery, and custom 3D digital models. This product is available directly from the Company.

          3D Maker - This product enables the easy creation of anaglyphs from two photographs. This product will be available for purchase during the second quarter of 1999.

          Optical Architect - This product enables the creation of a 3D digital replication of any type building from simple photographs. This product will be available for purchase during the third quarter of 1999.

     The competitive advantage provided by all Synthonics' products and services is the ability to produce photo-realistic 3D content at a cost far below that required for traditional process creation. In addition, the file sizes are so small that the 3D content can easily be transferred over the Internet making it ideal for E-Commerce and Distance Learning applications as well as many others.

     Patents
     -------

     Synthonics believes its technology to be unique in its approach and application. The Company is dedicated to the protection of its trade secrets and source code through tight security, the advancement of the technology, and the establishment of strong patent protection. Therefore, the Company has retained a prominent legal firm to develop and submit patent applications for several technologies that the Company views as patentable. To date the Company has been granted six U.S. Patents. A brief description is included below:

U.S. Patent #       Title                              Issue Date          Description
-------------       ------------------------           ----------          -----------
#5,661,518          Methods and apparatus              August 26, 1997     Anaglyph generating technique that
                    for the creation and                                   minimizes eye strain and color loss.
                    transmission of 3D images                              Technique for aligning two images for
                                                                           stereo viewing.

#5,699,444          Methods and apparatus for using    December 16, 1997   Able to precisely locate camera
                    image data to determine camera                         within six degrees of freedom
                    location and orientation                               (x-axis, y-axis, z-axis, tilt,
                                                                           rotation, and azimuth) in free
                                                                           space with only a 3 point calibration
                                                                           target and knowledge of the camera
                                                                           focal length.  Greatly  reduces the
                                                                           cost of 3D content generation.

#5,742,291          Method and apparatus for           April 21, 1998      Technique for morphing a baseline 3D
                    creation of three-dimensional                          wireframe into a new shape.  Greatly
                    images                                                 speeds up the process of generating
                                                                           unique 3D wire frames.

#5,742,330          Methods and apparatus for the      April 21, 1998      Technique for minimizing disturbances
                    creation and transmission of                           and to compensate for underexposure
                    3-dimensional images                                   when transmitting 3D color television
                                                                           images.  Will benefit high definition
                                                                           transmissions.

#5,748,199          Method and apparatus for           May 5, 1998         Technique for constructing wire
                    converting a two-dimensional                           frames of object from frames of 2D
                    motion picture into a                                  movie film and then
                    three-dimensional motion picture                       photo-realistically rendering.

                                                                           Enables original blockbuster
                                                                           2D movies to be converted to 3D
                                                                           virtual  reality  experiences  without
                                                                           re-shooting movie.

#5,793,372          Methods and apparatus for          August 11, 1998     Technique that accurately and rapidly
                    rapidly rendering                                      aligns the photo-texture on the 3D
                    photo-realistic surfaces on                            wire frame.  Enables inexpensive,
                    3-dimensional wire frames                              realistic appearing 3D graphical
                    automatically using user defined                       content to be generated.
                    points

     Several additional patent applications are currently pending both internationally and in the United States. Although the Company believes its patent position to be strong, the extent, to which patents provide a commercial advantage or inhibit the development of competing products varies.

     Employees
     ---------

     At February 28, 1999, the Company had six full time employees, none of whom are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

     Research and Development
     ------------------------

     The Company invests significantly in the development of products for new applications. Only patent related costs are capitalized. All other costs, including salaries and wages of employees included in research and development, are expensed as incurred. Most of the Company's research and development efforts are in connection with the advancement of its Rapid Virtual Reality(TM) technology.

     Raw Materials
     -------------

     As a software development company, Synthonics has no significant dependence on raw materials. For the Smithsonian CD-ROM, the product does include package materials comprised of paper goods, red/blue glasses and a plastic disk. All are standard materials readily available from multiple sources.

     Risk Factors
     ------------

     Forward Looking Statements. When used in this Registration Statement, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to market conditions, competition, factors affecting the Company's ability to implement its growth strategy, the Company's dependence on future financing, fluctuations in operating results, the Company's ability to sustain levels of growth, diversification of the Company's business, contingent risks, state and federal regulation and licensing requirements, and environmental concerns that could cause the Company's actual results to differ materially from those presently anticipated or projected. Such factors, which are discussed in "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in this Registration Statement. As a result all parties are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company's independent accountants have not examined or compiled the accompanying forward-looking statements and accordingly do not provide any assurance with respect to such statements.

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

     Developmental Stage Company. The Company was only recently organized and has only a limited operating history. Although the Company and the Company's operating subsidiaries do have limited operating experience, they too must be deemed to be developmental stage companies. Taken together, the Company and its subsidiaries must be considered to be in an early formative stage. There can be no assurance that the Company's business plans will prove successful, or that the Company or its wholly-owned subsidiaries will be able to operate profitably.

     Competition. There are numerous corporations, firms and individuals which are engaged in the type of business activities in which the Company is presently engaged. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company or its subsidiaries. While the Company hopes to be competitive with other similar companies, there can be no assurance that such will be the case.

     Limited and Volatile Market for Common Stock. The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SNNT", however, there is a limited and thinly traded trading market for the common stock and there can be no assurance that an active market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

     Year 2000 Issues.
     ----------------

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

     The Year 2000 issue also affects the Company's internal systems, such as billing and word processing. The Company is assessing the readiness of its systems for handling the Year 2000, and has started the remediation and certification process. Although assessment, testing, and remediation is still underway, management currently believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Company will be creating contigency plans for critical processes that rely on internal systems.

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

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     Section 15(g) of the 1934 Act and Reg. Section 240.15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Dependence on Key Employees. Historically, the Company has been heavily dependent on the ability of its founder, Dr. Charles S. Palm as well as its President, F. Michael Budd, to contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     Future Capital Requirements; Uncertainty of Future Funding. The Company's plan of operation calls for additional capital to facilitate growth and support its long-term development and marketing programs. It is likely that the Company would need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. The Company may also seek funding for the development and marketing of its products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to curtail one or more of its future programs.

     Intense Competition and Rapid Technological Change. The industry in which the Company operates is highly competitive, rapidly growing and the Company will have to compete with a multitude of similar companies, possessing substantially greater financial, personnel, technological and marketing resources. It is particularly difficult for small independent companies to compete with such major companies for recording artists, radio air time and floor space for their releases in retail outlets. The Company is not a significant factor in the industry. There is no assurance that the Company will be able to compete in such an environment.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own any real property. The Company currently occupies approximately 2,430 square feet of space where it maintains its administrative and development offices which are located at 31324 Via Colinas, Suite 106, Westlake Village, California 91362. The Company leases this space from Westlake Village Industrial Park. Westlake Village Industrial Park is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. The current lease expires on August 31, 1999. Synthonics has an option to renew the lease for one year.

ITEM 3. LEGAL PROCEEDINGS

     The company was involved in litigation in the calendar year 1997. The company was a party Plaintiff in the matter of Synthonics, Inc. v. 3rd Dimension Technologies, Inc. and Affiliated Defendants, Los Angeles Superior Court Case no. LC-041882. This matter was concluded favorably to the company. All time frames for appeal or new trial have exhausted. The judgment has become final. This matter involved the company prosecuting an action against 3rd Dimension Technologies, Inc. to protect the company's patent, trademark and trade secret interests in its three dimensional computer software. The relevant facts and procedural history is as follows.

     The action grew out of a license agreement between Synthonics and 3rd Dimension Technologies wherein 3rd Dimension was granted the right to distribute Synthonics three-dimensional software known as 3D Expres and Express Mapper. The software programs perform three dimensional model creations and are used in a number of industries, including medical and dental practices, aerial surveying and mapping and the motion picture industry for animation purposes. Synthonics maintains patents and copyright protection on all of their technologies.

     In February of 1997, during a routine check of the Internet, Synthonics discovered numerous consumers were registering complaints against 3rd Dimension Technologies for various business practices. Also, consumers registered technical complaints regarding the software obtained from the distributor that were unique to the programs being distributed by 3rd Dimension Technologies. Further investigation by Synthonics found 3rd Dimension Technologies attempted to fabricate the programs creating unauthorized duplications of the computer software. Synthonics immediately terminated the license agreement and conducted an audit of the distributor.

     To protect its property rights in the technologies being violated by 3rd Dimension Technologies, Synthonics filed a four count civil action in the Superior Court for the County of Los Angeles on July 23, 1997; alleging Breach of Contract, Accounting for misappropriated gains in the unlawful duplication of computer software, Violations of California Business & Professions Code Section 17200, fraudulent and unfair business practices and Misappropriation of Trade Secrets. On July 28, 1997 a temporary Restraining Order was issued against 3rd Dimension Technologies and all of their individual officers, directors, agents and employees enjoining the same from copying, duplicating and distributing Synthonics 3D Expres and Express Mapper computer software, or copying or duplicating any technology contained in the software. The Restraining Orders were confirmed into a Preliminary Injunction with identical prohibitions on September 5, 1997. On January 8, 1998 a final judgment was entered in favor of Synthonics and against 3rd Dimension Technologies in the amount of $300,000. Additionally, the trial court granted a permanent injunction against 3rd Dimension and all of its agents, servants, officers, shareholders, affiliates, employees and all those individuals or entities acting in concert with 3rd Dimension from copying, duplicating and distributing Synthonics, Inc. computer software or the technology contained in the software. The injunction is enforceable with the contempt powers of the Superior Court. As stated above, the judgment has become final. All illegal competition and violations of Synthonics rights in its computer software have been halted. The entities illegally competing have been closed down. Finally, and most important to Synthonics, the integrity of the software was preserved.

     With the exception of the legal proceedings set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SNNT". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the fiscal year ended December 31, 1998.

          Fiscal 1999                   High           Low
          -----------------------------------------------------------
          First Quarter                 $0.969         $0.469
          Second Quarter                $0.875         $0.531
          Third Quarter                 $0.938         $0.375
          Fourth Quarter                $0.689         $0.313

     There were approximately 603 holders of record of the Company's Common Stock and one holder of record of the Company's Preferred Stock as of December 31, 1998.

     The Company has never declared or paid any cash dividend on its shares of Common Stock.

     Recent Sales of Unregistered Securities
     ---------------------------------------
     During the fiscal year ended December 31, 1998, Synthonics sold 1,742,892 shares of Common Stock to approximately 36 purchasers, with gross proceeds of $652,271. The Company believes all such sales were exempt from registration under the Securities Act of 1933 by reason of Section 4 (2) and Regulation D thereunder. In addition, holders of 40,000 shares of the Company's Preferred Stock chose to exercise their conversion option for a total of 615,200 shares of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION RESULTS

     General
     -------

     As of December 31, 1998, the Company had an accumulated deficit of $5,997,101. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

     The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the products which the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

     The Company's operating results may vary significantly due to a variety of factors including changing customers profiles, the introduction of new products by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand, and other factors.

     Operation Results
     -----------------

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     NET SALES increased 18.5% for the year ended December 31, 1998 to $512,217 from $417,574 for the year ended December 31,1997. The increase in sales is mainly attributed to the sale of the Smithsonian CD-ROM released during the fourth quarter. Synthonics benefited from significant "pipeline fill" of the distribution channel during the end of 1998. Due primarily to the launch of this CD-ROM, sales during the fourth quarter amounted to $332,270. Other sales during the year are a result of a 3D content generation contract with Centro Alameda, Inc. and License Agreements with both KnowledgeLINK and American Digital Imaging.

     GROSS PROFIT decreased 20.3% in the year ended December 31, 1998 to $121,662 from $152,724 in the twelve months ended December 31, 1997. Gross profit as a percentage of sales also decreased to 23.8% for the year just ended as compared to 36.6% for the prior year. The decrease in percentage gross profit is due to the terms of the Company's contract to produce a CD-ROM for the Smithsonian Institution. This contract required Synthonics to initially fund all costs to develop and produce the CD-ROM. In return for funding the CD-ROM, Synthonics receives 100% of the initial sales revenues until its development and production costs are recovered. After recovery, Synthonics and the Smithsonian share the revenues on a 50/50 basis on sales through Smithsonian channels and 75/25 on sales through all other channels. Due to these terms, the Company has expensed all the development and production costs during 1998 while only generating a portion of the off-setting sales during the same time period. This condition is the major contributor to the decrease in gross profit for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

     OPERATING EXPENSE increased to $1,731,859 for the year ended December 31, 1998 from $1,694,408 for the year ended December 31, 1997. The increase in expenses is all attributed to the inclusion of Christopher Raphael, Inc. for an entire year in Synthonics' consolidated results for 1998 versus only one quarter in 1997. The Company's acquisition of Christopher Raphael, Inc. was effective October 1, 1997. Due to expense reductions in both G&A ($114,050) and R&D ($320,156), the increase in expenses during 1998 was only 2.2%, despite the addition of $447,073 in expense associated with Christopher Raphael, Inc.

     As a result of the foregoing factors, the Company recorded a NET LOSS of $1,662,270 or $0.09 per share for the year ended December 31, 1998 as compared to a NET LOSS of $1,541,684 or $0.10 per share for the year ended December 31, 1997.

     Liquidity and Capital Resources
     -------------------------------

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to promote the Smithsonian CD-ROM and to complete the programming effort yet required for both the Acuscape and Evans & Sutherland products as well as specific application utility products the Company will be introducing over the next several quarters. Additionally, funds are required to promote future business development by creating customer specific pilot projects that demonstrate the benefits derived by utilizing Synthonics' technology with that of the potential customer. Working capital for the year ended December 31, 1998 was funded primarily through the sale of equity, private borrowing and the collection of accounts receivable.

     Net cash provided by financing activities for the year ended December 31, 1998 was $1,464,833 compared to $1,175,260 for the year ended December 31, 1997. During 1998, $850,000 was provided through the issuance of convertible notes and $688,833 was provided through the sale of equity and other capital contributions. The convertible notes are all due in May, 1999 and may be converted to the Company's Common Stock at a conversion price of $0.20 per share. These amounts were offset in 1998 by the repayment of an outstanding note ($50,000) and the issuance of Preferred Stock dividends ($24,000). For the year ended December 31, 1997, $50,000 was provided through the issuance of a convertible note and $1,125,260 was provided through the sale of equity.

     CAUTIONARY FORWARD - LOOKING STATEMENT
     --------------------------------------

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

ITEM 7.   FINANCIAL STATEMENTS

                          SYNTHONICS TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          Audited Financial Statements
                     December 31, 1998 and December 31, 1997

     Independent Auditors' Report ...................................... 13
     Consolidated Balance Sheet ........................................ 14
     Consolidated Statements of Operations ............................. 16
     Consolidated Statements of Stockholders' Equity ................... 17
     Consolidated Statements of Cash Flows ............................. 20
     Notes to the Financial Statement .................................. 22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Synthonics Technologies, Inc. and Subsidiaries
Westlake Village, California


We have audited the accompanying consolidated balance sheets of Synthonics Technologies, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synthonics Technologies, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders= equity, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
Salt Lake City, Utah
January 25, 1999

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                           December 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------  --------------
CURRENT ASSETS

  Cash and cash equivalents                       $  271,665     $  311,610
  Accounts receivable, net (Note 1)                   15,117          8,332
  Accounts receivable, related (Note 1)               31,620             -
  Prepaid expenses                                        -           2,667
                                                  -------------  --------------

     Total Current Assets                            318,402        322,609
                                                  -------------  --------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)          79,855        124,534
                                                  -------------  --------------

OTHER ASSETS

  Organization costs, net of accumulated
   amortization of $1,378 and $1,195 (Note 1)             -             183
  Goodwill (Note 1)                                       -          48,092
  Intangibles (Note 3)                               188,348        144,591
  Deposits                                            13,947         15,083
                                                  -------------  --------------

     Total Other Assets                              202,295        207,949
                                                  -------------  --------------

     TOTAL ASSETS                                 $  600,552     $  655,092
                                                  =============  ==============

The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           December 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------  --------------
CURRENT LIABILITIES

  Accounts payable                                $  302,796      $ 126,034
  Accounts payable, related (Note 5)                  47,366             -
  Accrued salaries (Note 5)                               -          99,299
  Other accrued expenses                              14,187         22,166
  Notes payable (Note 6)                             850,000        100,000
                                                  -------------  --------------

     Total Current Liabilities                     1,214,349        347,499
                                                  -------------  --------------

LONG TERMS DEBT

  Notes payable (Note 6)                                  -              -
                                                  -------------  --------------
     Total Long-Term Debt                                 -              -
                                                  -------------  --------------

     Total Liabilities                             1,214,349        347,449
                                                  -------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock; 550,000 shares authorized
   of $10.00 par value, 10,000 and 50,000 shares
   issued and outstanding, respectively             100,000         500,000
  Common stock; 50,000,000 shares authorized
   of $0.01 par value, 19,951,279 and 17,823,387
   shares issued and outstanding, respectively      199,513         178,234
  Additional paid-in capital                      5,083,791       3,961,790
  Accumulated deficit                            (5,997,101)     (4,332,431)
                                                  -------------  --------------

     Total Stockholders' Equity (Deficit)          (613,797)        307,593
                                                  -------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS'          $ 600,552      $  655,092
     EQUITY (DEFICIT)                             =============  ==============


The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                               For the Years Ended
                                                                   December 31,
                                                  -------------------------------------------
                                                      1998            1997          1996
                                                  -------------  -------------  -------------
REVENUE

   Net sales                                      $   512,217    $  417,574     $  208,224
   Cost of goods sold                                 390,555       264,850         53,816
                                                  -------------  -------------  -------------

     Gross Profit                                     121,662       152,724        154,408
                                                  -------------  -------------  -------------

EXPENSES

   Research and development                           432,858       753,014        368,593
   Production Costs                                   447,073            -              -
   General and administrative                         716,365       830,415        690,779
   Depreciation and amortization                      135,563       110,979         32,918
                                                  -------------  -------------  -------------

     Total Expenses                                 1,731,859     1,694,408      1,092,290
                                                  -------------  -------------  -------------

     Loss From Operations                          (1,610,197)   (1,541,684)     ( 937,882)
                                                  -------------  -------------  -------------

OTHER INCOME (EXPENSE)

   Other income                                            -          2,104            971
   Interest income                                      9,446         6,603          2,304
   Interest expense                                   (59,459)       (9,142)        (7,229)
   Bad debt expense                                   ( 2,060)      (34,780)        (8,376)
                                                  -------------  -------------  -------------

     Total Other Income (Expense)                     (52,073)      (35,215)       (12,330)
                                                  -------------  -------------  -------------

Loss before provision for income taxes             (1,662,270)   (1,576,899)      (950,212)

Provision for income taxes (Note 8)                     2,400         1,700            800
                                                  -------------  -------------  -------------

NET LOSS                                          $(1,664,670)   $(1,578,599)   $ (951,012)
                                                  =============  =============  =============

BASIC LOSS PER SHARE                              $     (0.09)   $     (0.10)   $    (0.07)
                                                  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      19,135,167     16,398,006     13,614,080
                                                  =============  =============  =============

FULLY DILUTED LOSS PER SHARE                      $     (0.06)   $     (0.07)   $    (0.05)
                                                  =============  =============  =============


FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING                       25,890,159     22,814,006     18,296,290
                                                  =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                  Preferred Stock               Common Stock              Additional
                              ----------------------        ----------------------        Paid-In        Accumulated
                              Shares        Amount          Shares         Amount         Capital        Deficit
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1995      -            $   -          13,332,942     $133,329       $1,392,822     $(1,802,820)

Common stock issued
for cash at prices
ranging from $0.22
to $1.00 per share              -                -           2,515,500       25,155        1,027,523              -

Common stock issued
for services rendered
at $0.18 per share              -                -             275,000        2,750           45,830              -

Common stock issued in
lieu of debt and
equipment at $0.50 per share    -                -             105,000        1,050           51,450              -

Cancellation of common stock    -                -            (326,409)      (3,264)           3,264              -

Contribution to capital for the
 purchase of stock warrants
 and options                    -                -                   -           -           570,500              -

Net loss for the year ended
December 31, 1996               -                -                   -           -                -         (951,012)
                              ---------------------------------------------------------------------------------------

Balance, December 31, 1996      -            $   -          15,902,033     $159,020       $3,091,389     $(2,753,832)

Common stock issued upon
exercise of warrants            -                -             167,000        1,670           (1,670)             -

Common stock issued upon
exercise of warrants at
$0.70 per share                 -                -             350,000        3,500          241,500              -

Common stock issued upon
exercise of options at
$0.22 per share                 -                -             688,500        6,885          144,862              -

Common stock issued to
acquire Christopher  Raphael,
Inc. at $0.52 per share         -                -              10,000          100            5,100              -

Common stock issued to
replace original shares of
Synthonics, Inc. recorded at
predecessor cost                -                -             179,700        1,797           (1,797)             -

Common stock issued for
services rendered at
$1.00 per share                 -                -              25,154          252           24,903              -
                              ---------------------------------------------------------------------------------------

Balance Forward                 -            $   -          17,322,387     $173,224       $3,504,287     $(2,753,832)
                              ---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Preferred Stock               Common Stock              Additional
                              ----------------------        ----------------------        Paid-In        Accumulated
                              Shares        Amount          Shares         Amount         Capital        Deficit
                              ---------------------------------------------------------------------------------------
Balance Forward                 -            $   -          17,322,387     $173,224       $3,504,287     $(2,753,832)

Common stock issued in
exchange for the forfeiture
of 750,000 stock options        -                -             501,000        5,010          243,990              -

Preferred stock issued for
cash at 10.00 per share       50,000          500,000               -            -                -               -

Stock offering costs            -                -                  -            -           (50,620)             -

Additional capital contributed  -                -                  -            -           279,133              -

Dividends declared              -                -                  -            -           (15,000)             -

Net loss for the year ended
December 31, 1997               -                -                  -            -                -       (1,578,599)
                              ---------------------------------------------------------------------------------------

Balance, December 31, 1997    50,000         $500,000       17,823,387     $178,234       $3,961,790     $(4,332,431)

Common stock issued for cash
at $0.65 per share              -                -             550,002        5,500          352,000              -

Common stock issued in lieu
of debt at $0.71 per share      -                -              70,000          700           49,300              -

Common stock issued for
services rendered at $0.66
per share                       -                -              34,815          348           22,630              -

Conversion of preferred shares
to common shares             (40,000)        (400,000)         615,200        6,152          393,848              -

Common stock issued upon
exercise of warrants at
$0.20 per share                 -                -             420,000        4,200           79,800              -

Common stock issued upon
exercise of warrants            -                -             167,000        1,670           (1,670)             -

Dividends declared              -                -                  -            -           (24,000)             -

Stock offering costs            -                -                  -            -           (30,176)             -

Common stock issued upon
exercise of warrants at
$0.75 per share                 -                -             250,000        2,500          185,000              -

Common stock issued in lieu
of debt at $0.25 per share      -                -              17,875          179            4,290              -
                              ---------------------------------------------------------------------------------------

Balance Forward               10,000         $100,000       19,948,279     $199,483       $4,992,812     $(4,332,431)
                              ---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Preferred Stock               Common Stock              Additional
                              ----------------------        ----------------------        Paid-In        Accumulated
                              Shares        Amount          Shares         Amount         Capital        Deficit
                              ---------------------------------------------------------------------------------------
Balance Forward               10,000         $100,000       19,948,279     $199,483       $4,992,812     $(4,332,431)

Common stock issued in lieu
of debt at $0.33 per share      -                -               3,000           30              970              -

Additional capital contributed  -                -                 -             -            90,009              -

Net loss for the year ended
December 31, 1998               -                -                 -             -                -       (1,664,670)
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1998    10,000         $100,000       19,951,279     $199,513       $5,083,791     $(5,997,101)
                              =======================================================================================

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                               For the Years Ended

                                                                   December 31,
                                                  -------------------------------------------
                                                      1998            1997          1996
                                                  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $(1,664,670)   $(1,578,599)   $(951,012)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
   Depreciation and amortization                      135,563        110,979       32,918
   Stock issued for services                           22,978        274,155       48,580
   Changes in assets and liabilities:
  (Increase) decrease in accounts receivable
    and accounts receivable-related                   (38,405)       (7,244)       24,922
   (Increase) decrease in prepaid expenses
     and deposits                                       3,803          1,505       (2,797)
   (Increase) decrease in inventory                       -            4,296       (4,296)
   Increase (decrease) in accounts payable            182,231        (39,327)       8,434
   Increase (decrease) in accounts
     payable - related                                 47,366            -        (62,500)
   Increase (decrease) in accrued expenses           (107,278)       (10,157)       4,680
                                                  -------------  -------------  -------------

   Net Cash Used by Operating Activities           (1,418,412)    (1,244,392)    (901,071)
                                                  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of fixed assets                                 3,605            -             -
   Purchase of fixed assets                            (7,562)       (18,530)     (77,893)
   Patent costs                                       (82,409)      (126,459)          -
                                                  -------------  -------------  -------------

   Net Cash Used by Investing Activities              (86,366)      (144,989)     (77,893)
                                                  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principle payments on notes payable                (50,000)           -       (127,500)
   Cash received from notes payable                   850,000         50,000           -
   Capital contributions                               90,009        279,133      570,500
   Dividends paid                                     (24,000)           -             -
   Issuance of common and preferred stock             598,824        846,127    1,052,678
                                                  -------------  -------------  -------------

   Net Cash Provided by Financing
     Activities                                     1,464,833      1,175,260    1,495,678
                                                  -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH                       (39,945)      (214,121)     516,714

CASH AT BEGINNING OF YEAR                             311,610        525,731        9,017
                                                  -------------  -------------  -------------

CASH AT END OF YEAR                               $   271,665        311,610    $ 525,731
                                                  =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                               For the Years Ended
                                                                   December 31,
                                                  -------------------------------------------
                                                      1998            1997          1996
                                                  -------------  -------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                        $    47,709    $     9,142    $   7,229
  Income Taxes                                    $     2,400    $       900    $     800

NON CASH FINANCING ACTIVITIES

  Stock issued for services                       $    22,978    $   274,155    $  48,580
  Stock issued in conversion of debt
    to common stock                               $    55,469    $        -     $  45,000
  Stock issued for equipment                      $        -     $        -     $   7,500
  Stock issued for acquisition of subsidiary      $        -     $     5,200    $      -


The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

          The consolidated financial statements presented are those of Synthonics Technologies, Inc. (STI) and its wholly-owned subsidiaries, Synthonics Incorporated (Synthonics) and Christopher Raphael, Inc.
          (CRI). Collectively, they are referred to herein as the "Company". STI was incorporated on March 27, 1974 under the laws of the State of Utah. Effective May 19, 1995, STI issued 9,983,301 shares of its common stock in exchange for 98% of the issued and outstanding common stock of Synthonics. During 1997, STI issued an additional 179,700 shares of its common stock for the remaining 2%. In 1996, STI changed its name to Synthonics Technologies, Inc.

          Synthonics was incorporated on August 26, 1993 under the state laws of California. Synthonics was organized to engage in the design, development and marketing of computer-interactive and computer-automated image analysis software and hardware products. With the acquisition of Synthonics, STI continued to engage in these activities.

          At the time of the acquisition of Synthonics, STI was essentially inactive, with no operations and minimal assets. Additionally, the exchange of STI's common stock for the common stock of Synthonics resulted in the former stockholders of Synthonics obtaining control of STI. Accordingly, Synthonics became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Synthonics with no adjustment to the basis of Synthonic's assets acquired or liabilities assumed. For legal purposes, STI was the surviving entity.

          On October 1, 1997, STI purchased CRI for $5,200 by issuing 10,000 shares of its common stock in exchange for 100% of the issued and outstanding stock of CRI. The common stock issued was valued at its trading price of $0.52 per share. The acquisition was accounted for as a purchase. Initially, goodwill was recorded which consisted of the excess of the purchase price over the fair value of the net tangible assets of CRI. The goodwill is amortized over a two year period.

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

The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Basic Loss Per Share

          The computations of loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of warrants and employee stock options, have not been included in the calculation as their effect is antidilutive for the periods presented. stock warrants and stock options have been included in the fully diluted loss per share.

          e.  Change in Accounting Principle

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the year ended December 31, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

          f. Computer Software Development

          The Company records all costs incurred to establish the  technological
          feasibility  of  its  computer   software  products  as  research  and
          development expenses

          g. Property and Equipment

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

          h. Organization Costs

          Organization costs are recorded at cost and are amortized using the straight-line method over a period of five years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $183, $275 and $0, respectively.


The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued))

          i. Accounts Receivable

          Accounts receivable are shown net of the allowance for doubtful accounts.

          j. Provision For Taxes

          At December 31, 1998, the Company has net operating loss carryforwards of approximately $6,000,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

          k. Principles of Consolidation

          The consolidated financial statements include those of Synthonics Technologies, Inc. and its wholly-owned subsidiaries, Synthonics Incorporated and Christopher Raphael, Inc.

          All  material   intercompany   accounts  and  transactions  have  been
          eliminated.

          l. Uninsured Cash Balances

          The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $171,665 and $142,377 at December 31, 1998 and 1997, respectively.

          m. Estimates

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

          n. Goodwill

          Goodwill consists of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and is amortized on the straight-line method over a two year period. The Company periodically reviews goodwill for impairment. Amortization expense on the goodwill for the years ended December 31, 1998, 1997 and 1996 was $48,092, $48,092 and $-0-, respectively.

          o. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.


The accompanying notes are an integral part of these consolidated financial statements

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           December 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------  --------------
          Computer equipment                      $  171,742     $  168,057
          Furniture and fixtures                      18,061         17,789
          Photographic equipment                      55,122         55,122
                                                  -------------  --------------

                                                     244,925        240,968
          Accumulated depreciation                  (165,070)      (116,434)
                                                  -------------  --------------

          Net property and equipment              $   79,855     $  124,534
                                                  =============  ==============

          Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $48,636, $35,746 and $23,842, respectively.

NOTE 3 - INTANGIBLES

          Intangible costs incurred are as follows:

                                                           December 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------  --------------
          Trademarks                              $    1,484     $   1,484
          Patents                                    269,084       186,675
                                                  -------------  --------------
                                                     270,568       188,159

               Less accumulated amortization         (82,220)      (43,568)
                                                  -------------  --------------

                   Total                          $  188,348     $ 144,591
                                                  =============  ==============

          The patent costs that have been capitalized relate to legal fees incurred to develop and secure the Company's patents on the 3-D technology. The patents are recorded at cost and are amortized using the straight-line method over a period of seven years.

          Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $38,652, $26,866 and $9,076, respectively.

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

          The Company entered into a lease agreement for its office facilities effective September 1, 1996 and expiring August 31, 1999. The monthly rental payment is $2,497.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

          Minimum future lease payments on all the leases as of December 31, 1998 are as follows:


          Year Ended
          December 31,                       Amount
          ----------------------------------------------
          1999                               $50,429
          2000                                13,382
          2001                                 2,260
          2002                                   -
          2003                                   -
          2004 and thereafter                    -
          -----------------------------------------------
                        Total                $66,071
                                             ============

          The Company also has entered into employment agreements with certain officers of the Company. The Company has agreed to pay its Chief Executive Officer and Chief Technical Officer a base annual salary of $240,000, each, beginning on July 1, 1996 and ending on December 31, 2000. The Company has also agreed to pay its Vice-President of Marketing and Sales a base annual salary of $60,000 plus commissions. During 1998, the Company's Board of Directors approved a reduction in these salaries for the entire 1998 year due to a cash shortage. The Company's Board of Directors may also authorize bonuses on an-ad hoc basis.

          On January 8, 1998, a default judgement was granted in favor of the Company for breach of a license agreement and misappropriation of trade secrets. The Company was awarded damages from the defendant in the amount of $300,000. It is unlikely, however, that the Company will receive any amount from the judgement.

NOTE 5 - RELATED PARTY TRANSACTIONS

          As of December 31, 1998 and 1997, the Company owed $-0- and $99,299, respectively, to certain of its officers and shareholders. These amounts represent accrued wages. During 1998, the $99,299 debt was forgiven by the officer and was recorded as contributed capital at December 31, 1998. In addition, a previously forgiven debt of $9,290 was paid out during 1998 resulting in a reduction of contributed capital at December 31, 1998. The Company also owed certain related parties $47,366 and $-0- as of December 31, 1998 and 1997, respectively, for costs incurred on the Company's behalf.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 6 - NOTES PAYABLE

          Notes payable consisted of the following:


                                                           December 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------  --------------
          Note payable  to a  corporation,
          principal  and  7.50%  interest
          originally due April 1, 1997.
          Secured by 70,000 shares of common
          stock and 70,000 warrants to
          purchase common stock.                  $        -     $  50,000

          Notes payable to various individuals,
          interest at 13% per annum,
          principle and interest due May 15,
          1999 (payable in cash or stock at
          $0.20 per share, at the option of
          the lender), unsecured.                      300,000          -

          Notes payable to various individuals,
          interest at 10% due semi-annually,
          principle due in May 1999 (payable
          in cash or stock at $0.20 per share,
          at the option of the Company),
          unsecured.                                   550,000          -

          Unsecured bank line-of-credit at 11.5%
          interest, interest paid monthly,
          principle amount due December, 1998               -       50,000
                                                  -------------  --------------

          Total Notes Payable                          850,000     100,000
          Less: Current Portion                       (850,000)   (100,000)
                                                  -------------  --------------

          Long-Term Notes Payable                 $         -    $      -
                                                  =============  ==============

          The aggregate principal maturities of notes payable are as follows:

                       Year Ended
                       December 31,                 Amount
                       ------------               -------------
                         1999 ..................  $    850,000
                         2000 ..................            -
                         2001 ..................            -
                         2002 ..................            -
                         2003 ..................            -
                         2004 and thereafter ...            -
                                                  -------------
                         Total                    $    850,000
                                                  =============

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 7 - STOCK OPTIONS, WARRANTS AND RIGHTS

          a. Stock "Rights" and Warrants

          In connection with its acquisition of Synthonics, the Company acquired from Synthonics stockholders, warrants and "rights" to acquire 1,369,190 shares of Synthonics common stock. In exchange, the Company granted the exchanging stockholders warrants and "rights" to purchase 6,161,355 shares of the Company's common stock. 1,950,500 of the 2,124,000 stock purchase warrants were exercised during 1996 at $0.27 per share and the remaining 173,500 warrants expired unexercised on February 15, 1996. There were 2,597,355 uncertificated "rights" with an exercise price of $0.11 per share outstanding at December 31, 1997. 562,500 expired January 1, 1998 and 2,034,855 expire May 31, 1999.

          During 1996, 337,000 warrants were purchased at $1.00 per share for $337,000. 168,500 of the warrants were "A" warrants and 168,500 were "B" warrants. They were redeemable at 50% of the average price the month before being exercised. The "A" warrants were exercised during June 1997 and the "B" warrants were exercised during June 1998.

          As of December 31, 1998, there were 948,602 additional outstanding warrants at prices ranging from $0.20 to $0.75 per share. These warrants are to be exercised from March 1999 through March 2002.

          b. Common Stock Options

          During 1996, certain of the Company's officers were granted stock options for a total of 600,000 restricted common shares of the Company at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $236,500. During 1997, these officers were granted additional stock options to purchase 588,290 shares of restricted common stock at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $279,133. The Company also issued 501,000 shares of common stock during 1997 in exchange for the forfeiture of 750,000 common stock options. 450,000 of those stock options were valued at $0.22 per option and the remaining 300,000 stock options were valued at $0.50 per option. The amounts are recorded as contributed capital at December 31, 1996 and 1997. The options can be exercised in total or in part prior to December 31, 2001 and 2002. During 1998, officers were granted additional stock options to purchase 1,212,979 shares of restricted common stock at $0.53 per share.

          The total amount of outstanding stock options of the Company at December 31, 1998 is summarized as follows:


          Shares         Exercise Price      Exercised By
          ------------------------------------------------
          2,034,855      $     0.22          May 1999
          1,200,000      $     0.50          July 2006
          2,121,290      $     1.00          December 1999 - December 2002
            825,000      $     0.75          October 2002
          1,212,979      $     0.53          December 2003

          c. Stock Option and Management Cash Incentive Plans

          At the annual shareholders= meeting in April 1998, the shareholders approved a Stock Option Plan and a Management Cash Incentive Plan. Management believes that these plans will help increase the productivity and efficiency of the officers and employees involved.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 8 - PROVISION FOR INCOME TAXES

          The provision for income taxes for the years ended December 31, 1998, 1997 and 1996, consists of the following:

                                              For the Years Ended
                                                   December 31,
                                   -------------------------------------------
                                        1998            1997          1996
                                   -------------  -------------  -------------
          State Franchise Taxes    $     2,400    $    1,700     $     800
                                   =============  =============  =============


NOTE 9 - PREFERRED STOCK

          At December 31, 1997, the Company had 50,000 outstanding shares of cumulative convertible preferred stock. During 1998, 40,000 of the shares were converted early into 615,200 shares of common stock. The early conversion was at a 15.38 shares of common to 1 share of preferred conversion rate, as an incentive for the preferred shareholders to give up their future dividends from the preferred stock. Thus, at December 31, 1998, the Company has 10,000 outstanding shares of cumulative convertible preferred stock. The remaining preferred stock is convertible at the option of the holder into five shares of the Company's common stock for each share of preferred stock, are non-voting, and feature a 12% annual dividend, paid quarterly. Accrued dividends as of December 31, 1998 and 1997 were $-0- and $15,000, respectively.

NOTE 10 - GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $5,997,101 at December 31, 1998 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its image analysis software and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     See Item 11 for information on the beneficial ownership of the Company's securities.

     The directors and executive officers of the Company are as follows:

Name                     Age       Position            Term      Served Since
--------------------------------------------------------------------------------
F. Michael Budd          52        President, CEO      3 Years   1995
                                   Director

Charles S. Palm          55        Chief Technology    3 Years   1995
                                   Officer, Secretary,
                                   Director

LeRoy K. Speirs          75        Chairman of Board   3 Years   1978

Ronald S. Speirs         47        Director            2 Years   1996

Timothy G. Paulson       52        Director            2 Years   1997

Thomas K. Carpenter      57        Director            2 Years   1997

Joseph R. Maher          38        VP Marketing        1 Year    1997
                                   & Sales, Director

David L. Stewart         55        Director            1 Year    1995


     Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the table included in
Item 11.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     F. Michael Budd is a founder of Synthonics, Incorporated. He holds a BS in Industrial Engineering from the General Motors Institute in Flint, Michigan, and an MBA from the University of Detroit in 1973. Mr. Budd has had a long and distinguished career in the administration of engineering and manufacturing facilities, including 30 years of increasing management responsibility with General Motors Corporation, Rockwell International, ITT Corporation, and Harman International. During his career, Mr. Budd has orchestrated successful mergers, acquisitions, divestitures, expansions, and start-ups for the companies with whom he has been affiliated. He has successfully managed business units with revenues up to $500 million, more than 7,000 employees, and with locations around the world. Although he is most noted for his "turnaround" management capabilities that convert marginal or losing operations into strong positive cash-flow operations, Mr. Budd has been equally successful with new start-up endeavors. Mr. Budd has been associated with the Company since its inception as a director and shareholder.

     Dr. Charles S. Palm, the "father" of Synthonics' technology, is a founder of Synthonics, Incorporated. He received a Ph.D. in Engineering Sciences from the University of Florida in 1975. Prior to joining the Company, he co-founded
Colorocs Corporation in Atlanta, Georgia. Colorocs developed and marketed full-color copier and full-color laser printers that were marketed under several different Brand names (such as Sharp and Savin) worldwide. Dr. Palm received nine patents related to electro-photographic technologies used in his copier designs. He was a member of the management team that took Colorocs through an initial public offering in 1986. Dr. Palm supervised the Lunar Laser Ranging Experiment at the University of Texas McDonald Observatory between 1975 and 1977. While in that capacity, he modified a gigawatt laser system used to measure the distance from the Earth to the moon within an accuracy of 1.5 inches. Dr. Palm has led or been part of teams that have developed many important inventions during his career. Besides those mentioned above, he was very instrumental in the development of a device that was used by the US Department of Defense, for nearly two decades, to track submerged Russian submarines from satellite stereo photos of the ocean's surface.

     Joseph R. Maher, combines sales, marketing, and promotional expertise with a broad financial background. Mr. Maher has been responsible for the founding and the senior level management of a variety of successful companies, both local and national in scope. These include the publishing of consumer and trade magazines, producing live entertainment for corporate and private clients, directing the sales effort of the top out-placement firm in the United States, and spearheading the growth and capital fund raising for several for-profit and non-profit corporations. Mr. Maher was the founder and owner of Christopher Raphael Marketing Design which was acquired by Synthonics during 1997.

     LeRoy K. Speirs has been a successful entrepreneur throughout his entire adult life with a number of different companies in endeavors as diverse as opening a bookstore upon returning from World War II to the founding of Contract Insurance Underwriters located in Pasadena, California, which was a credit life managing general agency, that grew to be the third-largest independent producer of credit life insurance in California. He was a founder of the Brigham Young University Center for Entrepreneurship in the Marriott School of Management and recently received the prestigious Honorary Alumni Award (a life achievement award) from Brigham Young University.

     Ronald S. Speirs, was awarded BS and MS degrees in Computer Integrated Manufacturing by Brigham Young University in 1986/1987. Mr. Speirs was a Senior Industrial Engineer in Advanced Manufacturing Technologies for Allied Signal Aerospace for five years, and is currently an independent computer consultant and project facilitator for various high-tech enterprises.

     David L.  Stewart,  Esq.,  is a patent  attorney and partner in the firm of
McDermott, Will and Emory in Alexandria, Virginia. He holds a Bachelor of Science degree in physics from California State University at Los Angeles and a Juris Doctor degree from George Washington University in the District of Columbia. Mr. Stewart was a Ph.D. candidate in information technology at George Mason University in Fairfax, Virginia. He also served four years as Administrative Patent Judge (Examiner-in-Chief) at the Board of Patent Appeals and Interferences, United States Patent and Trademark Office.

     Thomas  K.  Carpenter  is  an  experienced  executive  with  extensive  P&L responsibility and a heavy involvement in operational, technical, and marketing/sales responsibilities. Mr. Carpenter has gained particular expertise with software tools and applications within industrial, retail, government, distribution, and medical marketplaces. Known as a persuasive, high energy problem solver, he has demonstrated successes in both start-up and turn around situations. Mr. Carpenter, a veteran of the software industry, is playing a key role for the Company in the formation and execution of its operating strategy. Mr. Carpenter is currently a member of the Board of Directors or the Board of Advisors for three other companies all involved in the software industry.

     Timothy G. Paulson has been a Corporate Vice President and the Treasurer of Litton Industries, Inc. since 1994. With Litton since 1970, Mr. Paulson started his career as a staff auditor and has progressed through several senior level management positions prior to being appointed its Treasurer. He also earned his Certified Public Accountant status in 1974. As a key member of management during Litton's rise to prominence as a premier defense contractor, Mr. Paulson will provide expert oversight guidance as Synthonics grows into a prominent software tool provider.

     Directorships
     -------------

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

     Identity of Significant Employees
     ---------------------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company

     Family Relationships
     --------------------

     The Chairman of the Board, LeRoy K. Speirs is the father of director Ronald
S. Speirs. Other than the father - son relationship of Messrs. Speirs, there is no family relationship between any director or executive officer of the Company.

     Involvement in Certain Legal Proceedings
     ----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, with respect to the year ended December 31, 1998, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 1998, was an officer, director and greater than ten percent beneficial owner, were complied with, with the exception of the Annuual Statement of Changes in Beneficial Ownership for the following officers and directors, which were filed 4 days late: F. Michael Budd, Charles S. Palm, LeRoy K. Speirs, Ronald S. Speirs, Timothy G. Paulson, Thomas K. Carpenter, Joseph R. Maher, and David L. Stewart.

ITEM 10. EXECUTIVE COMPENSATION

     Annual Compensation
     -------------------

     The aggregate annual remuneration, during the fiscal year ending December 31, 1998, of the three highest paid persons who are Officers of the Company was as follows:

                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                   ------------------------------------------------------------------------------
                                             Annual Compensation                Long Term Compensation
                                   ------------------------------------------------------------------------------
                                                                                Awards         Payouts
                                   ------------------------------------------------------------------------------
                                                                                Securities               All
                                                       Other                    Underlying               Other
Name and                 Year or                       Annual    Restricted     Options/       LTIP      Compen-
Principal                Period    Salary    Bonus     Compen-   Stock          SAR's          Payouts   sation
Position                 Ended     ($)       ($)       sation)   Awards         (#)            ($)       ($)
                                                       ($)       ($)
(a)                      (b)       (c)       (d)       (e)       (f)            (g)            (h)       (i)
-----------------------------------------------------------------------------------------------------------------
F. Michael Budd,
President and CEO        1998      $ 45,000  $0        $0      $0               720,465        $0        $0

Charles S. Palm
Secretary and Chief
Technical Officer        1998      $ 75,000  $0        $0      $0               385,142        $0        $0

Joseph R. Maher
Vice President of
Marketing and Sales      1998      $101,500  $0        $0      $0                78,195        $0        $0


     In 1998, the Directors of the Company adopted a resolution for fiscal year 1998 to reduce the compensation of each of its Executive Officers in an effort to reduce cash needs during 1998. The totals in the table above reflect the reduced compensation amounts approved by the Company's Directors.

     Employment Contracts
     --------------------

     F. Michael Budd the CEO and President of the Company and a director and Dr. Charles S. Palm, the Chief Technical Officer and a director of the Company each have employment contracts with the Company. Each of these employment agreements provide for an annual base salary of $240,000 per year. Each of these employment agreements begin on July 1, 1996 and end on December 31, 2,000. Each contract contains an Incentive Stock Option for 750,000 shares of common stock, of which Mr. Budd has exercised 300,000 shares from the option that he holds. The option price per share is $0.50 and the 750,000 shares vest over a four year period with all shares being vested by July 1, 2000.

     Joseph R. Maher has an employment contract with the Company. It is effective until September 30, 2001. Mr. Maher's compensation includes a $60,000 annual base salary plus commissions. His contract also contains an Incentive Stock option for 750,000 shares of common stock. The option price per share is $1.00 and the 750,000 shares vest over a three year period. The total number of shares that vest is dependent on the overall performance of Christopher Raphael, Inc., but cannot exceed a total of 750,000 shares.

     Stock Options
     -------------

     At the Annual Meeting of Shareholders in April 1998, the shareholders approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan allows the Company to attract and retain employees and directors of the Company and its subsidiaries and to provide such persons with incentives and awards for superior performance. The 1998 Plan is administered by the Board of Directors of the Company, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, but such price may not be less than one hundred percent of the fair market value of Common Stock on the grant date.

     The following tables reflect certain information, with respect to stock options granted to certain executive officers and directors during fiscal 1998.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                    ---------------------------------------

                                        NUMBER OF      % OF TOTAL
                                        SECURITIES     OPTIONS
                                        UNDERLYING     GRANTED TO     EXERCISE
                                        OPTIONS        EMPLOYEES      OR BASE
                                        GRANTED        IN FISCAL      PRICE     EXPIRATION
NAME                                       (#)         YEAR(%)        ($/SH)       DATE
-------------------------------         ----------     ----------     --------- ----------
F. Michael Budd ...............         720,465        60.05%         $0.53     12/31/98
Charles S. Palm ...............         385,142        31.24%         $0.53     12/31/03
LeRoy K. Speirs ...............               0        0.00%          N/A       N/A
Ronald S. Speirs ..............               0        0.00%          N/A       N/A
Timothy G. Paulson ............               0        0.00%          N/A       N/A
Thomas K. Carpenter ...........          29,177        2.37%          $0.53     12/31/03
Joseph R. Maher ...............          78,195        6.34%          $0.53     12/31/03
David L. Stewart ..............               0        0.00%          N/A       N/A

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 1998.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                              FY-END OPTION VALUES
            -------------------------------------------------------

                                                                      NUMBER OF
                                                                      SECURITIES          VALUE OF
                                                                      UNDERLYING          UNEXERCISED
                                                                      UNEXERCISED         IN-THE-MONEY
                                                                      OPTIONS AT          OPTIONS AT
                                                                      FY-END(#)           FY-END($)
                                        SHARES         VALUE          ---------------     -------------------
                                        ACQUIRED ON    REALIZED       EXERCISABLE/        EXERCISABLE/
NAME                                    EXERCISE(#)     ($)           UNEXERCISABLE       UNEXERCISABLE
-------------------------------         -----------    --------       ---------------     -------------------
F. Michael Budd ...............         0              0              1,549,325           0
Charles S. Palm ...............         0              0              2,861,832           279,788
LeRoy K. Speirs ...............         0              0                200,000           0
Ronald S. Speirs ..............         0              0                200,000           0
Timothy G. Paulson ............         0              0                 90,000           0
Thomas K. Carpenter ...........         0              0                209,177           0
Joseph R. Maher ...............         0              0                858,195           0
David L. Stewart ..............         0              0                100,000           0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The following table sets forth security ownership information as of the close of business on December 31, 1998, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.


Title of            Name of                   Amount of          Percent of
Class               Beneficial Owner          Ownership          Class
-------------------------------------------------------------------------------
Common Stock        F. Michael Budd           1,130,750           5.7%
                    743 Cedar Point Pl.
                    Westlake Village, CA 91362

     F. Michael Budd has sole investment power and sole voting power over the shares set forth in the above table. There are no other shareholders known to the Company who beneficially own at least 5% of its stock.

     Security Ownership of Management
     --------------------------------
     The following table sets forth security ownership information as of the close of business on December 31, 1998, for any director, executive officer or group of the Company's voting securities:

Title of            Name of                   Amount of          Percent of
Class               Beneficial Owner          Ownership          Class
-------------------------------------------------------------------------------
Common Stock        LeRoy K. Speirs             200,334          1.0%
                    312 West Palm Dr.
                    Arcadia, CA 91007

Common Stock        F. Michael Budd           1,130,334          5.7%
                    743 Cedar Point Pl.
                    Westlake Village, CA 91362

Common Stock        Charles S. Palm             428,751          2.1%
                    31324 Via Colinas
                    Suite 106
                    Westlake Village, CA 91362

Common Stock        David L. Stewart              8,892          0.0%
                    99 Canal Center Plaza
                    Suite 300
                    Alexandria, Virginia 22314

Common Stock        Ronald Speirs                50,000          0.3%
                    1632 S. Pacific Coast Hwy.
                    #455
                    Redondo Beach, CA 90277

Common Stock        Joseph R. Maher             110,000          0.6%
                    1336 N. Moorpark Rd.
                    #161
                    Thousand Oaks, CA 91360

Common Stock        Thomas K. Carpenter               0          0.0%
                    29 Via Falerno
                    Laguna Hills, CA 92656

Common Stock        Timothy G. Paulson           20,000          0.1%
                    21240 Burbank Blvd.
                    Woodland Hills, CA 91367

Common Stock        All Directors & Officers
                    as a Group (8 Persons)     1,948,727         9.8%
                    -----------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1998, the Company was the recipient of a $100,000 loan from F. Michael Budd. The terms of this loan are identical to those made to all participants of a Note Offering made during May, 1998. From this Offering, a total of $550,000 was borrowed by the Company to use as working capital. The term of the loan is for one year and it pays 10% annual interest. The Company has the option to repay the loan principle either in cash or in its restricted Common Stock at a conversion price of $0.20 per share. Each participant also received a Warrant to purchase a pro-rated number of shares of the Company's restricted Common Stock at an exercise price of $0.20 per share. Mr. Budd's Warrant associated with his loan to the Company allows the purchase of up to 120,000 shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

                    10.19  Software  Remarketing   Agreement  between  Synhonics
                    Technologies,   Inc.   and  Evans  &   Sutherland   Computer
                    Corporation.

               (27) Financial Data Schedule

                    27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the quarter of the period covered.

     The following Exhibit Index sets forth the Exhibit attached hereto

                                  EXHIBIT INDEX

     Exhibit                  Description
     -------------------------------------------------------------------------
     Exhibit 10.19            Software Remarketing Agreement between
                              Synthonics Technologies,  Inc. and Evans &
                              Sutherland Computer Corporation.


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

                                             SYNTHONICS TECHNOLOGIES, INC.
                                                  A Utah Corporation



Dated: March 9, 1999                         /s/   F. Michael  Budd
                                             ---------------------------------
                                             By:  F. Michael Budd
                                             Its: President
                                                  Chief Executive Officer
                                                  and principal Financial
                                                  and Accounting Officer