Form 10QSB
period 1999-03-31
SYNTHONICS TECHNOLOGIES INC
filed 1999-05-13
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 1999; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On March 31, 1999, there were 19,951,279 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 23 pages, the Exhibit Index is located at page 23.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its financial position from inception through March 31, 1999 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           Index to Financial Statements
                         ------------------------------
                                                                          Page
                                                                          ----
Independent Accountant's Report ........................................   3
Consolidated Balance Sheets ............................................   4
Consolidated Statements of Operations ..................................   6
Consolidated Statements of Stockholders' Equity (Deficit) ..............   7
Consolidated Statements of Cash Flows ..................................   8
Notes to the Consolidated Financial Statements .........................   9

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.







              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Synthonics Technologies, Inc. and Subsidiaries
Westlake Village, California


The accompanying consolidated financial statements as of March 31, 1999 and 1998 were not audited by us and accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion thereon dated January 25, 1999.



Jones, Jensen & Company
Salt Lake City, Utah
April 12, 1999

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                         March 31,          December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                           $         959       $     271,665
   Accounts receivable, net (Note 1)                          36,594              15,117
   Accounts receivable, related (Note 1)                      31,620              31,620
                                                       --------------      --------------

     Total Current Assets                                     69,173             318,402
                                                       --------------      --------------

PROPERTY AND EQUIPMENT (Net) (Note 2)                         67,408              79,855
                                                       --------------      --------------

OTHER ASSETS

   Deposits                                                   11,867              13,947
   Intangibles, net (Note 3)                                 190,471             188,348
                                                       --------------      --------------

     Total Other Assets                                      202,338             202,295
                                                       --------------      --------------

     TOTAL ASSETS                                      $     338,919       $     600,552
                                                       ==============      ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         March 31,          December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                     $     257,586       $     302,796
  Accounts payable, related (Note 5)                           5,610              47,366
  Accrued expenses                                            40,687              14,187
  Notes payable (Note 6)                                     850,000             850,000
                                                       --------------      --------------

     Total Current Liabilities                             1,153,883           1,214,349
                                                       --------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 550,000 shares authorized of
    $10.00 par value, 10,000 and 10,000 shares
    issued and outstanding, respectively                     100,000             100,000
  Common stock; 50,000,000 shares authorized
   of $0.01 par value, 19,961,679 and 19,951,279
  shares issued and outstanding, respectively                199,617             199,513
  Additional paid-in capital                               5,083,287           5,083,791
  Accumulated deficit                                     (6,197,868)         (5,997,101)
                                                       --------------      --------------

     Total Stockholders' Equity (Deficit)                   (814,964)           (613,797)
                                                       --------------      --------------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                   $     338,919       $     600,552
                                                       ==============      ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         For the Three Months Ended
                                                                   March 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT ASSETS
REVENUE
   Sales                                               $      62,492       $      26,127
   Cost of goods sold                                         41,980              70,726
                                                       --------------      --------------

     Gross Profit (Loss)                                      20,512             (44,599)
                                                       --------------      --------------

EXPENSES

   Research and development                                   43,574             124,631
   Production costs                                           21,370             115,225
   General and administrative                                111,842             221,796
   Depreciation and amortization                              21,899              21,028
                                                       --------------      --------------

     Total Expenses                                          198,685             482,680
                                                       --------------      --------------

     Loss From Operations                                   (178,173)           (527,279)
                                                       --------------      --------------

OTHER INCOME (EXPENSE)

   Interest expense                                          (23,545)             (4,920)
   Interest income                                               951               1,645
                                                       --------------      --------------

     Total Other Income (Expense)                            (22,594)             (3,275)
                                                       --------------      --------------

NET LOSS                                               $    (200,767)      $    (530,554)
                                                       ==============      ==============

BASIC LOSS PER SHARE                                   $       (0.01)      $       (0.03)
                                                       ==============      ==============

FULLY DILUTED LOSS PER SHARE                           $       (0.01)      $       (0.02)
                                                       ==============      ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                  Preferred Stock               Common Stock              Additional
                              ----------------------        ----------------------        Paid-In        Accumulated
                              Shares        Amount          Shares         Amount         Capital        Deficit
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1997    50,000         $500,000       17,823,387     $178,234       $3,961,790     $(4,332,431)

Common stock issued for cash
at $0.65 per share              -                -             550,002        5,500          352,000              -

Common stock issued in lieu
of debt at $0.71 per share      -                -              70,000          700           49,300              -

Common stock issued for
services rendered at $0.66
per share                       -                -              34,815          348           22,630              -

Conversion of preferred shares
to common shares             (40,000)        (400,000)         615,200        6,152          393,848              -

Common stock issued upon
exercise of warrants at
$0.20 per share                 -                -             420,000        4,200           79,800              -

Common stock issued upon
exercise of warrants            -                -             167,000        1,670           (1,670)             -

Dividends declared              -                -                  -            -           (24,000)             -

Stock offering costs            -                -                  -            -           (30,176)             -

Common stock issued upon
exercise of warrants at
$0.75 per share                 -                -             250,000        2,500          185,000              -

Common stock issued in lieu
of debt at $0.25 per share      -                -              17,875          179            4,290              -

Common stock issued in lieu
of debt at $0.33 per share      -                -               3,000           30              970              -

Additional capital contributed  -                -                 -             -            90,009              -

Net loss for the year ended
December 31, 1998               -                -                 -             -                -       (1,664,670)
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1998    10,000          100,000       19,951,279      199,513        5,083,791      (5,997,101)


Common stock issued in lieu
of debt at $0.25 per share
(unaudited)                     -                -              10,400          104           2,496               -

Dividends declared (unaudited)  -                -                 -             -           (3,000)              -

Net loss for the three months
ended March 31, 1999
(Unaudited)                     -                -                 -             -               -         (200,767)
                             ---------------------------------------------------------------------------------------

Balance, March 31, 1999       10,000       $  100,000       19,961,679    $ 199,617    $  5,083,287    $ (6,197,868)
(Unaudited)                  =======================================================================================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)


                                                         For the Three Months Ended
                                                                   March 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $    (200,767)      $    (530,554)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Depreciation and amortization                             21,899              21,028
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               (21,477)            (18,992)
    (Increase) decrease in deposits                            2,080              (2,274)
    Increase (decrease) in accounts payable
     and accounts payable - related                          (84,366)            120,304
    Increase (decrease) in accrued expenses                   26,500               7,790
                                                       --------------      --------------

     Net Cash (Used) by Operating Activities                (256,131)           (402,698)
                                                       --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Patent costs                                               (11,786)               -
  Sale of fixed assets                                           211                -
  Purchase of fixed assets                                       -                (5,512)
                                                       --------------      --------------

     Net Cash (Used) by Investing Activities                 (11,575)             (5,512)
                                                       --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                              (3,000)            (15,000)
  Principal payments on notes payable                            -               (15,000)
  Common stock issued for cash                                   -               327,324
                                                       --------------      --------------

     Net Cash Provided (Used) by Financing Activities         (3,000)            297,324
                                                       --------------      --------------

INCREASE (DECREASE) IN CASH                                 (270,706)           (110,886)

CASH, BEGINNING OF PERIOD                                    271,665             311,610
                                                       --------------      --------------

CASH, END OF PERIOD                                    $         959       $     200,724
                                                       ==============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                             $          45       $       4,920
  Income taxes                                         $         -         $         -

NON-CASH FINANCING ACTIVITIES

  Common stock issued in lieu of debt                  $       2,600       $      50,000


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The consolidated financial statements presented are those of Synthonics Technologies, Inc.(STI) and its wholly-owned subsidiaries, Synthonics Incorporated (Synthonics) and Christopher Raphael, Inc.
          (CRI). Collectively, they are referred to herein as the "Company". STI was incorporated on March 27, 1974 under the laws of the State of Utah. Effective May 19, 1995, STI issued 9,983,301 shares of its common stock in exchange for 98% of the issued and outstanding common stock of Synthonics. During 1997, STI issued an additional 179,700 shares of its common stock for the remaining 2%. In 1996, STI changed its name to Synthonics Technologies, Inc.

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

          On October 1, 1997, STI purchased CRI for $5,200 by issuing 10,000 shares of its common stock in exchange for 100% of the issued and outstanding stock of CRI. The common stock issued was valued at its trading price of $0.52 per share. The acquisition was accounted for as a purchase. Initially, goodwill was recorded which consisted of the excess of the purchase price over the fair value of the net tangible assets of CRI. The goodwill was amortized over a two year period.

          CRI was incorporated on June 17, 1997 under the state laws of California. CRI was organized as a graphic design and print brokerage firm.

          b. Accounting Methods

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

          c. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of warrants and employee stock options, have not been included in the calculation as their effect is antidilutive for the periods presented. Stock warrants and stock options have been included in the fully diluted loss per share.

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Principles of Consolidation

          The consolidated financial statements include those of Synthonics Technologies, Inc. and its wholly-owned subsidiaries, Synthonics Incorporated and Christopher Raphael, Inc.

          All  material   intercompany   accounts  and  transactions  have  been
          eliminated.

          k. Uninsured Cash Balances

          The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $-0-and $171,665 at March 31, 1999 and December 31, 1998, respectively.

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

          m. Goodwill

          Goodwill consists of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and is amortized on the straight-line method over a two year period. The Company periodically reviews goodwill for impairment. Amortization expense on the goodwill for the three months ended March 31, 1999 and 1998 was $-0- and $12,023, respectively.

          n. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

          o. Unaudited Consolidated Financial Statements

          The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998

NOTE 2 - PROPERTY AND EQUIPMENT


                                                         March 31,          December 31,
     Property and equipment consists of the following:     1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
     Computer equipment                                $     171,742       $     171,742
     Furniture and fixtures                                   17,850              18,061
     Photographic equipment                                   55,122              55,122
                                                       --------------      --------------

                                                             244,714             244,925
     Accumulated depreciation                               (177,306)           (165,070)
                                                       --------------      --------------

     Net property and equipment                        $      67,408       $      79,855
                                                       ==============      ==============

          Depreciation expense for the three months ended March 31, 1999 and 1998 was $12,236 and $8,936, respectively.

NOTE 3 - INTANGIBLES



                                                         March 31,          December 31,
     Intangible costs incurred are as follows:             1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
     Trademarks                                        $       1,484       $       1,484
     Patents                                                 280,870             269,084
                                                       --------------      --------------

                                                             282,354             270,568
     Less accumulated amortization                           (91,883)            (82,220)
                                                       --------------      --------------

                   Total                               $     190,471       $     188,348
                                                       ==============      ==============

          The patent costs that have been capitalized relate to legal fees incurred to develop and secure the Company's patents on the 3-D technology. The patents are recorded at cost and are amortized using the straight-line method over a period of seven years.

          Amortization expense for the three months ended March 31, 1999 and 1998 was $9,663 and $69, respectively.

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

          Minimum future lease payments on all the leases as of December 31, 1998 are as follows:

               Year Ended
               December 31,             Amount
               ------------             -------------------
               1999                     $  50,429
               2000                        13,382
               2001                         2,260
               2002                             -
               2003                             -
               2004 and thereafter              -
                                        -------------------

                         Total          $  66,071
                                        ===================


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

          On January 8, 1998, a default judgment was granted in favor of the Company for breach of a license agreement and misappropriation of trade secrets. The Company was awarded damages from the defendant in the amount of $300,000. It is unlikely, however, that the Company will receive any amount from the judgment.

NOTE 5 - RELATED PARTY TRANSACTIONS

          During 1998, $99,299 of debt was forgiven by an officer and was recorded as contributed capital at December 31, 1998. In addition, a previously forgiven debt of $9,290 was paid out during 1998 resulting in a reduction of contributed capital at December 31, 1998. The Company also owed certain related parties $5,610 and $47,366 as of March 31, 1999 and December 31, 1998, respectively, for costs incurred on the Company's behalf.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 6 - NOTES PAYABLE

          Notes payable consist of the following:

                                                         March 31,          December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
          Notes payable to various individuals,
          interest at 13% per annum,
          principle and interest due May 15,
          1999 (payable in cash or stock at
          $0.15 per share, at the option of
          the Company), unsecured.                     $     300,000       $     300,000

          Notes payable to various individuals,
          interest at 10% due semi-annually,
          principle due in May 1999 (payable
          in cash or stock at $0.20 per share,
          at the option of the Company),
          unsecured.                                         550,000             550,000
                                                       --------------      --------------

          Total Notes Payable                                850,000             850,000
          Less: Current Portion                             (850,000)           (850,000)
                                                       --------------      --------------

          Long-Term Notes Payable                      $         -         $         -
                                                       =+============      ==============

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
                                                       =============

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998

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

          As of March 31, 1999, there were 296,000 additional outstanding warrants at prices ranging from $0.20 to $2.00 per share. These warrants are to be exercised from May 2000 through March 2002.

          b. Common Stock Options

          During 1996, certain of the Company's officers were granted stock options for a total of 600,000 restricted common shares of the Company at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $236,500. During 1997, these officers were granted additional stock options to purchase 588,290 shares of restricted common stock at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $279,133. The Company also issued 501,000 shares of common stock during 1997 in exchange for the forfeiture of 750,000 common stock options. 450,000 of those stock options were valued at $0.22 per option and the remaining 300,000 stock options were valued at $0.50 per option. The amounts are recorded as contributed capital at December 31, 1996 and 1997. The options can be exercised in total or in part prior to December 31, 2001 and 2002. During 1998, officers were granted additional stock options to purchase 1,212,979 shares of restricted common stock at $0.53 per share. During the three months ended March 31, 1999, additional stock options to purchase 40,906 shares of restricted stock were granted exercisable at $0.66 per share.

          The total amount of outstanding stock options of the Company at March 31, 1999 is summarized as follows:

               Shares         Exercise Price      Exercised By
               ----------------------------------------------------------------
               2,034,855      $    0.22           May 1999
               1,200,000      $    0.50           July 2006
               2,121,290      $    1.00           December 1999 - December 2002
                 825,000      $    0.75           October 2002
               1,212,979      $    0.53           December 2003
                  40,906      $    0.66           June 30, 2002

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998

          c. Stock Option and Management Cash Incentive Plans

          At the annual shareholders' meeting in April 1998, the shareholders approved a Stock Option Plan and a Management Cash Incentive Plan. Management believes that these plans will help increase the productivity and efficiency of the officers and employees involved.

NOTE 8 - PREFERRED STOCK

          At December 31, 1997, the Company had 50,000 outstanding shares of cumulative convertible preferred stock. During 1998, 40,000 of the shares were converted early into 615,200 shares of common stock. The early conversion was at a 15.38 shares of common to 1 share of preferred conversion rate, as an incentive for the preferred shareholders to give up their future dividends from the preferred stock. Thus, at March 31, 1999 and December 31, 1998, the Company has 10,000 outstanding shares of cumulative convertible preferred stock. The remaining preferred stock is convertible at the option of the holder into five shares of the Company's common stock for each share of preferred stock, are non-voting, and feature a 12% annual dividend, paid quarterly. Accrued dividends as of March 31, 1999 and December 31, 1998 were $3,000 and $-0-, respectively.

NOTE 9 - GOING CONCERN

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

THREE  MONTHS  ENDED MARCH 31, 1999  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
1998.

     NET SALES increased $36,365 over the comparable period a year earlier. For such three-month periods the increase was from $26,127 to $62,492. The sale of the Smithsonian Institution CD-ROM accounted for approximately 46% of the total sales during the 1st quarter of 1999. Other major sales categories for the quarter just ended included a $20,000 advanced royalty payment from Evans & Sutherland as part of its license agreement with the Company, and $12,500 in progress payments for a project with the Smithsonian's National Air & Space Museum. The balance of revenue during the 1st quarter was from Lamar University for a development license to use the Company's technology in a non-commercial capacity.

     GROSS PROFIT increased $65,111 in the three months ended March 31, 1999 to $20,512 from ($44,599). The increase in gross profit is due to both the increase in sales and the reduction in cost of goods sold for the period.

     OPERATING EXPENSES decreased to $198,685 for the three months ended March 31, 1999 from $482,680 for the three months ended March 31, 1998. Although all categories of expenses have been reduced, much of the overall reduction can be attributed to the completion of the CD-ROM for the Smithsonian prior to the quarter ending March 31, 1999. The Company has also transferred its Christopher Raphael staff into its main headquarters in Westlake Village eliminating the costs associated with the maintenance of two facilities. A minor increase in depreciation and amortization along with an increase in interest expense during the period ending March 31, 1999 as compared to the period ending March 31, 1998 served to offset some of the reduction in OPERATING EXPENSE during the same time period. The overall increase in depreciation, amortization, and interest expense equaled $19,496 with 96% of this increase attributed to interest associated with the two convertible notes issued by the Company after the period ending March 31, 1998.

     As a result of the foregoing factors, the Company had a NET LOSS of $200,767 for the three months ended March 31, 1999 as compared to a NET LOSS of $527,279 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to promote the Smithsonian CD-ROM and to complete the programming effort yet required for the Acuscape and Evans & Sutherland products as well as specific application utility products the Company will be introducing over the next several quarters. Additionally, funds are required to promote future business development by creating customer specific pilot projects that demonstrate the benefits derived by utilizing Synthonics' technology with that of the potential customer. It is also anticipated that key strategic acquisitions will enable the Company to accelerate the overall execution of its business plan. Working capital for the three months ended March 31, 1999 was funded primarily through the collection of accounts receivable.

     Net cash provided by financing activities for the three months ended March 31, 1999 was ($3,000) compared to $297,324 during the three months ended March 31, 1998. The first three months of fiscal 1999 included no capital raised and a dividend paid of $3,000 to the Company's Class A Preferred Stock shareholders. For the first three months of 1998, $327,324 in funds was provided by the sale of equity that was offset by $30,000 in funds paid out both to service debt and as dividends on the Class A Preferred Stock.

     The Company has borrowed $550,000 from six shareholders. The convertible note agreement requires the Company to repay the principal amount by May 1999. The Company has the option of paying off the loan in cash or with restricted shares of its Common Stock valued at $0.20 per share. The Company has also borrowed $300,000 from four shareholders. This convertible note agreement requires the Company to repay the principal amount by May 1999. The Company has the option of paying off the loan in cash or with restricted shares of its Common Stock valued at $0.15 per share.

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

Year 2000 Issues
----------------

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

Item 2. Changes in Securities.

     There were no changes in the rights of securities holders during the period covered by this report. However, on April 22, 1999, subsequent to the period covered by this report, the shareholders at the Company's Annual Meeting approved the restatement of the Articles of Incorporation to (a) increase the number of common shares which the company is authorized to issue to 100,000,000 shares of Common Stock, $0.01 par value and (b) to authorize the issuance of up to 20,000,000 shares of Class B Preferred Stock. A copy of the Restated Articles of Incorporation are attached hereto as Exhibit 10.20 and incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

     Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

     Repricing of Stock Options

     During 1998, stock prices of many small publicly traded companies, including the Company, declined substantially. As a result, by December 1998 almost half of the Company's outstanding stock options were "out-of-the-money" (i.e., the exercise prices of the options were higher than the current market price of the Common Stock), in many cases by a large amount. At the same time, due to the competitive nature of the industry in which the Company operates, competition for management, other key employees and consultants has intensified.

     In light of these factors, in order to continue to adequately encourage, motivate and retain the Company's key employees and consultants, on April 5, 1999, the Board of Directors authorized the modification of all outstanding options and warrants to reflect a reduced exercise price of $0.20 per share and change of the expiration date of all issued and outstanding stock options and warrants to April 30, 2004. The change in the expiration date extended the term of the option underlying option in some instances and reduced the term of the option in other instances. Other than the change to the exercise price and date of expiration, the terms of the options were not changed.

     Executive Officer and Director Option Repricing.
     -----------------------------------------------

     The following table sets forth certain information concerning the effect of the April 5, 1999 repricing on options held by executive officers and directors of the Company.

                    Number of
                    Securities     Bid Price      Original
                    Underlying     of Stock at    Exercise Price New       Expiration Date     Expiration Date
                    Options/SARs   Time of        at Time of     Exercise  as of Date of       after
                    Repriced or    Repricing or   Repricing or   Price     Repricing or        Repricing or
Name                Amended(#)     Amendment($)   Amendment($)   ($)       Amendment           Amendment
---------------------------------------------------------------------------------------------------------------
F. Michael Budd     450,000        $0.14          $0.50          $0.20     7/1/06              4/30/04
                    378,860        $0.14          $1.00          $0.20     12/31/02            4/30/04
                    720,465        $0.14          $0.53          $0.20     12/31/03            4/30/04
Charles S. Palm   1,125,000        $0.14          $0.22          $0.20     5/31/99             4/30/04
                    750,000        $0.14          $0.50          $0.20     7/1/06              4/30/04
                    412,260        $0.14          $1.00          $0.20     12/31/01            4/30/04
                    189,430        $0.14          $1.00          $0.20     12/31/02            4/30/04
                    385,142        $0.14          $0.53          $0.20     12/31/03            4/30/04
LeRoy K. Speirs     200,000        $0.14          $0.75          $0.20     10/31/02            4/30/04
Ronald S. Speirs    200,000        $0.14          $0.75          $0.20     10/31/02            4/30/04
Thomas K. Carpenter 180,000        $0.14          $0.75          $0.20     10/31/02            4/30/04
                     29,177        $0.14          $0.53          $0.20     12/31/03            4/30/04
Timothy Paulson      90,000        $0.14          $0.75          $0.20     10/31/02            4/30/04
David L. Stewart    100,000        $0.14          $0.75          $0.20     10/31/02            4/30/04

     Non-Executive Officers and Non-Director Option Repricing.
     ---------------------------------------------------------

     The following table sets forth certain information concerning the effect of the April 5, 1999 repricing on all other options held by non-executive officers and non-directors.

                    Number of
                    Securities     Bid Price      Original
                    Underlying     of Stock at    Exercise Price New       Expiration Date     Expiration Date
                    Options/SARs   Time of        at Time of     Exercise  as of Date of       after
                    Repriced or    Repricing or   Repricing or   Price     Repricing or        Repricing or
Name                Amended(#)     Amendment($)   Amendment($)   ($)       Amendment           Amendment
---------------------------------------------------------------------------------------------------------------
Joseph R. Maher      30,000        $0.14          $1.00          $0.20     12/31/03            4/30/04
                    250,000        $0.14          $1.00          $0.20     9/30/03             4/30/04
                     78,195        $0.14          $0.53          $0.20     12/31/03            4/30/04
Tim Andrews          55,000        $0.14          $0.75          $0.20     10/31/02            4/30/04
Janet Jones         187,740        $0.14          $1.00          $0.20     12/31/01            4/30/04
                    909,855        $0.14          $0.22          $0.20     5/31/99             4/30/04
                     20,000        $0.14          $1.00          $0.20     12/31/02            4/30/04
Diane Rose           40,906        $0.14          $0.66          $0.20     6/30/02             4/30/04
David Berkus        153,000        $0.14          $1.00          $0.20     12/1/99             4/30/04

     Resignation of Chairman of the Board.
     ------------------------------------

     On April 22, 1999, at the Annual Meeting of Shareholders, Mr. LeRoy K. Speirs, a director and Chairman of the Board of the Company resigned for medical reasons.

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

               3.6(a) Restated Articles of Incorporation dated effective as of April 22, 1999, attached hereto.

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

               10.19 Software Remarketing Agreement between Synhonics Technologies, Inc. and Evans & Sutherland Computer Corporation (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-KSB filed on March 11, 1999.

          (27) Financial Data Schedule

               27.1. Financial Data Schedule (submitted electronically for SEC information only).


     (b) There were no other reports on Form 8-K filed during the period covered by this report.

     The following  Exhibit Index sets forth the Exhibit attached hereto.

                                 EXHIBIT INDEX
                                 -------------

     Exhibit        Description
     -------        -----------
     3.6(a)         Restated Articles of Incorporation  dated effective as of
                    April 22, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                             SYNTHONICS TECHNOLOGIES, INC.
                                             A Utah Corporation




Dated:   May 11, 1999                        /s/   F. Michael Budd
                                             ----------------------------------
                                             By:  F. Michael Budd
                                             Its: President,
                                                  Chief Executive Officer and
                                                  Principal Financial and
                                                  Accounting Officer

                                  Exhibit 10.20

                                    RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                          SYNTHONICS TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

     F. Michael Budd and Charles S. Palm hereby certify that:

          They are the President and Secretary, respectively, of Synthonics Technologies, Inc., a Utah corporation (the "Corporation").

          The Articles of Incorporation of this Corporation are amended and restated in their entirety to read as follows and supersede and take the place of the existing Articles of Incorporation and all prior amendments thereto and restatements thereof:

                                   ARTICLE 1.
                                   ---------

                                      Name
                                      ----

     1.1 The name of this corporation is Synthonics Technologies, Inc.

                                   ARTICLE 2.
                                   ---------

                                    Duration
                                   ---------

     2.1 The corporation shall continue in existence perpetually unless sooner dissolved according to law.

                                   ARTICLE 3.
                                   ---------

                                     Purpose
                                     -------

     3.1 The Corporation is organized to engage in any and all lawful acts and/or activities for which corporations may be organized under the Utah Revised Business Corporation Act ("URBCA").

                                   ARTICLE 4.
                                   ----------

                               Board of Directors
                              -------------------

     4.1. Number. The board of directors of the Corporation shall consist of such number of persons, not less than three, as shall be determined in accordance with the bylaws from time to time. As of the effective date of this article the number of directors is nine.

     4.2. Staggered Board; Tenure. The directors shall be divided into three classes: Class I, Class II, and Class III. The term of office of directors shall be three years, staggered by class so that one class is elected each year. Such classes shall be as nearly equal in number as possible. Directors chosen to succeed those who have been removed or whose terms have expired shall be identified as being of the same class as the directors they succeed and shall be elected for a term expiring at the expiration date of such class or thereafter when their respective successors are elected and have been qualified. If the number of directors is changed, any increase or decrease in directors shall be apportioned among the classes so as to maintain all classes as nearly equal in number as possible, and any individual director elected to any class shall hold office for a term which shall coincide with the term of such class. In no case, will a decrease in the number of directors shorten the term of any incumbent director.

                                   ARTICLE 5.
                                   ----------

                                  Capitalization
                                  --------------

     5.1 The total number of shares that may be issued by the Corporation and that the Corporation will be authorized to have is One Hundred Twenty Million Five Hundred Fifty Thousand (120,550,000) of the par value per share hereinafter set forth. A description of the classes of shares and a statement of the number of shares in each class and the relative rights, voting power, and preferences granted to the and restrictions imposed upon the shares of each class are as follows:

     5.2 Common Stock. The total number of shares of Common Stock this Corporation shall have the authority to issue is One Hundred Million
(100,000,000). The Common Stock shall have a stated par value of $0.01 per share. Each share of Common Stock shall have, for all purposes one (1) vote per share. Subject to the cumulative dividend preference to holders of Class A and Class B Preferred Shares as provided in herein, the shares of Common Stock are entitled to participate in any dividends available therefor in equal amounts per share on all outstanding Preferred Shares and Common Stock. Subject to the provisions for the payment of the liquidation preference to the holders of Class A and Class B Preferred Shares as provided herein, the Common Stock is entitled to participate in all distributions to shareholders made upon liquidation, dissolution, or winding up of the corporation in equal amounts per share as all outstanding Class A and Class B Preferred Shares and Common Stock. The holders of Common Stock issued and outstanding have and possess the right to receive notice of shareholders' meetings and to vote upon the election of directors or upon any other matter as to which approval of the outstanding shares of Common Stock or approval of the common shareholders is required or requested. Shareholders will not have a right to cumulate their votes for the election of directors.

     5.3 Class A Preferred Shares. The total number of shares of Class A Preferred Shares this Corporation is authorized to issue is Five Hundred fifty Thousand (550,000), with a stated par value of $10.00 per share. The designations, powers, preferences, rights and restrictions granted or imposed upon the Class A Preferred Shares and holders thereof are as follows:

          5.3.1 Dividend Preference. The Class A Preferred Shareholders are entitled to receive dividends on a cumulative basis at the rate of twelve percent (12%) of its stated par value per annum (the "Dividend Preference"), payable on a quarterly basis on the fifteenth (15th) day of the next month following the end of each fiscal quarter. Such dividends shall accrue from the date of issuance whether or not earned. Dividends on the Class A Preferred Shares shall be cumulative so that if dividends required to be paid on said shares are not paid or set apart for payment by the Board of Directors on or before fifteenth day of the month following the end of each fiscal quarter, in which the same are due, the rights thereof shall cumulate and remain due and payable by the Corporation. No dividends or other distributions may be made to the Common Stock during any fiscal year of the Corporation until dividends on the Preferred Shares in the amount of the Dividend Preference have been paid or set apart for payment.

          5.3.2 Liquidation Preference.
                ----------------------

               (a) In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of Class A Preferred Shares shall be entitled to receive out of the assets of the Corporation, whether such assets are capital or surplus of any nature, an amount equal to the stated par value less the aggregate amount of all prior distributions to its Preferred Shareholders made to holders of all classes of Preferred Shares, plus any accrued previously declared but unpaid dividends (the amount so determined being hereinafter referred to as the "liquidation Preference"). No distribution shall be made to the holders of the Common Shares upon liquidation, dissolution, or winding up until after the full amount of the Liquidation Preference has been distributed or provided to the holders of the Preferred Shares.

               (b) If, upon such liquidation, dissolution or winding up the assets thus distributed among the Preferred Shareholders shall be insufficient to permit payment to such shareholders of the full amount of the Liquidation Preference, the entire assets of the Corporation shall be distributed ratably among the holders of all classes of Preferred Shares.

               (c) In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, when the Corporation has completed distribution of the full Liquidating Preference to the holders of the Class A Preferred Shares, the Class A Preferred Shares shall be considered to have been redeemed, and thereafter, the remaining assets of the Corporation shall be paid in equal amounts on all outstanding shares of Common Stock.

               (d) A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation shall not be deemed a liquidation, dissolution or winding up within the meaning of this 5.3.2.

          5.3.3 Redemption Rights. The Corporation, at the option of the Board of Directors, may at any time redeem after December 31, 1998, all of the outstanding Class A Preferred Shares by paying, in cash, a sum equal to the $10.50 per share for each Class A Preferred Share so redeemed, hereinafter referred to as the "redemption price" by giving to each Class A Preferred Shareholder of record at his or her last known address, as shown on the records of the Corporation at least thirty (30) days prior notice in writing, by first-class mail, postage prepaid stating the date and plan of redemption, hereinafter called he "redemption notice." On or after the date fixed for redemption, each holder of shares called for redemption shall surrender his or her certificate(s) for such shares to the Corporation at the place designated in the redemption notice and shall thereupon be entitled to receive payment of the redemption price. If the redemption notice is duly given, and if sufficient funds are available therefore on the date fixed for redemption, then, whether or not the certificates evidencing the shares to be redeemed are surrendered, all rights with respect to such shares shall terminate on the date fixed for redemption, except the right of the holders to receive the redemption price, without interest, on surrender of their certificates therefor. Shares redeemed by the Corporation shall be restored to the status of authorized but unissued shares of the Corporation.

          5.3.4 Conversion  Rights. At any time up to and including two (2)
          days before the date fixed for redemption of redeemable shares in a notice of redemption (as provided above), holders of the Class A Preferred Shares being redeemed who endorse the share certificates and deliver them together with a written notice of their intent to convert to the corporation at its principal office, shall be entitled to convert and receive five (5) shares of Common Stock for each share being converted at the rate of $2.00 per share of Common Stock being converted into. Such redemption is subject to the following adjustments, terms, and conditions:

               (a) If the number of outstanding shares of common Stock has been increased or decreased since the initial issuance of the Class A Preferred Shares (or series having conversion rights (by reason of any split, stock dividend, merger, consolidation or other capital change or reorganization affecting the number of outstanding shares of Common Stock), the number of shares of common Stock to be issued on conversion to the holders or Class A Preferred Shares shall equitably be adjusted by appropriate amendment of this article. The purpose of such adjustment is to preserve fairly and equitably (as far as reasonably possible) the original conversion rights of the Class A Preferred shares being converted. No redemption notice pursuant to this article shall be given until an amendment to the articles required to effect this adjustment has been made.

               (b) Shares converted under this article shall not be reissued. The corporation shall at all times reserve and keep available a sufficient number of authorized but unissued common shares, and shall obtain and keep in effect any required permits to enable it to issue and deliver all common shares required to implement the conversion rights granted herein.

               (c) No fractional shares shall be issued upon conversion, but the corporation shall pay cash for any fractional shares of Common Stock to which shareholders may be entitled at the fair value of such shares at the time of conversion. The board of directors shall determine such fair value.

               5.3.5 Default Conversion Rights. If the Corporation is in default in the payment of any dividend to be paid to the holders of the Class A Preferred Shares, at any time up to and including two (2) days before the date fixed for redemption of redeemable shares in a notice of redemption (as provided above), who endorse the share certificates and deliver them together with a written notice of their intent to convert to the corporation at its principal office, shall be entitled to convert and receive seven (7) shares of Common Stock for each share being converted at the rate of $1.43 per share of Common Stock being converted into. Such conversion and redemption is subject to the adjustments, terms and conditions set forth in paragraph 5.3.4 above.

               5.3.6 Voting Rights. The Class A Preferred Shares shall be non-voting and the holders of Class A Preferred Shares shall not be entitled to vote upon the election of directors or upon any other matters.

     5.4. Issuance and Terms of Class B Preferred Shares. The total number of shares of Class B Preferred Shares this Corporation is authorized to issue is Twenty Million (20,000,000), with a stated par value of $0.01. The Board of Directors is hereby authorized from time to time, without shareholder action, to provide for the issuance of Class B Preferred Shares in one or more series not exceeding in the aggregate the number of Class B Preferred Shares authorized by these Articles of Incorporation, as amended from time to time; and to determine with respect to each such series the voting powers, if any (which voting powers, if granted, may be full or limited), designations, preferences, and relative, participating, option, or other special rights, and the qualifications, limitations, or restrictions relating thereto, including without limiting the generality of the foregoing, the voting rights relating to Class B Preferred Shares of any series (which may be one or more votes per share or a fraction of a vote per share, which may vary over time, and which may be applicable generally or only upon the happening and continuance of stated events or conditions), the rate of dividend to which holders of Class B Preferred Shares of any series may be entitled (which may be cumulative or non-cumulative), the rights of holders of Class B Preferred Shares of any series in the event of liquidation, dissolution, or winding up of the affairs of the Corporation, the rights, if any, of holders of Class B Preferred Shares of any series to convert or exchange such Class B Preferred Shares of such series for shares of any other class or series of capital stock or for any other securities, property, or assets of the Corporation or any subsidiary (including the determination of the price or prices or the rate or rates applicable to such rights to convert or exchange and the adjustment thereof, the time or times during which the right to convert or exchange shall be applicable, and the time or times during which a particular price or rate shall be applicable), whether or not the shares of that series shall be redeemable, and if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates, and whether any shares of that series shall be redeemed pursuant to a retirement or sinking fund or otherwise and the terms and conditions of such obligation.

     5.5 Before the Corporation shall issue any Class B Preferred Shares of any series, Articles of Amendment or Restated Articles of Incorporation, fixing the voting powers, designations, preferences, the relative, participating, option, or other rights, if any, and the qualifications, limitations, and restrictions, if any, relating to the Class B Preferred Shares of such series, and the number of Class B Preferred Shares of such series authorized by the Board of Directors to be issued shall be filed with the Division of Corporations of state in accordance with the Utah Revised Business Corporation Act ("URBCA") and shall become effective without any shareholder action. The Board of Directors is further authorized to increase or decrease (but not below the number of such shares of such series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series.

                                   ARTICLE 6.
                                   ---------

                                Preemptive Rights
                                -----------------

     6.1 No holder of any stock of the Corporation shall be entitled, as of right, to purchase or subscribe for any part of any unissued shares of stock of the Corporation or for any additional shares of stock, of any class or series, which may at any time be issued, whether now or hereafter authorized, or for any rights, options, or warrants to purchase or receive shares of stock or for any bonds, certificates of indebtedness, debentures, or other securities convertible into shares of stock, or any class or series thereof, but any such unissued or additional shares, rights, options, or warrants or convertible securities of the Corporation may, from time to time, be issued and disposed of by the Board of Directors to such persons, firms, corporations, or associations, and upon such terms, as the Board of Directors may, in its discretion, determine, without offering; any part thereof to any shareholders of any class, or series then of record; and any shares, rights, options or warrants or convertible securities which the Board of Directors may at any time determine to offer to shareholders for subscription, may be offered to holders of shares of any class or series at the time existing, to the exclusion of holders of shares of any or all other or classes or series at the time existing, in each case as the Board of Directors may, in its discretion, determine.

                                  Page 4of 5

                                   ARTICLE 7.
                                   ----------

                    Action by Written Consent of Shareholders
                    -----------------------------------------

     7.1 The corporation may take action by the written consent of fewer than all of the shareholders entitled to vote with respect to the subject matter of an action in question; provided, however, that in order to be valid any and all such written consents shall be made and provided in accordance with all applicable requirements of ss.16-10a-704 of the Utah Revised Business Corporation Act and signed by the holders of not less than a majority of the corporation's outstanding shares (calculated as of the record date provided for by ss.16-10a-704(6)) of that Act.

                                   ARTICLE 8.
                                   ----------

                                 Indemnification
                                 ---------------

     8.1 The Corporation shall indemnify its directors, officers, employee, fiduciaries and agents as those terms are defined in, and to the fullest extent permitted by, Part 9 of the Utah Revised Business Corporation Act.

               The foregoing Restated Articles of Incorporation have been duly approved by the board of directors.

     The foregoing Restated Articles of Incorporation have been duly approved by the required vote of shareholders in accordance with the Utah Revised Business Corporation Act. The total number of outstanding shares of the corporation is 19,951,279. The number of votes entitled to be cast on the amended and restated articles of incorporation is 19,951,279 and the number of votes indisputably represented at the meeting at which the foregoing amended and restated articles of incorporation was approved was 15,139,047. The total number of undisputed votes cast for the amended and restated articles of incorporation was 14,941,582, which was sufficient for approval of the same.

               IN WITNESS WHEREOF, We certify that the matters set forth in this certificate are true and correct of our own knowledge.





Dated:   April 22, 1999                      /s/   F. Michael Budd
                                             ----------------------------------
                                             By:  F. Michael Budd
                                             Its: President,






Dated:   April 22, 1999                      /s/   Charles S. Palm
                                             ----------------------------------
                                             By:  Charles S. Palm
                                             Its: Secretary