Form 10QSB
period 1999-06-30
SYNTHONICS TECHNOLOGIES INC
filed 1999-08-13
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 1999; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 1999 there were 27,586,679 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 29 pages, the Exhibit Index is located at page 28.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and changes in its financial position from inception through June 30, 1999 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                                                                           Page
                                                                           ----
Independent Accountant's Report ........................................... 3
Consolidated Balance Sheets ............................................... 4
Consolidated Statements of Operations ..................................... 6
Consolidated Statements of Stockholders' Equity (Deficit) ................. 7
Consolidated Statements of Cash Flows ..................................... 9
Notes to the Consolidated Financial Statements ............................ 11

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


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Synthonics Technologies, Inc. and Subsidiaries
Westlake Village, California


The accompanying consolidated balance sheet of Synthonics Technologies, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion thereon dated January 25, 1999.


Jones, Jensen & Company
Salt Lake City, Utah
July 12, 1999

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                         June 30,           December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                           $   177,665         $   271,665
   Accounts receivable, net (Note 1)                        46,117              15,117
   Accounts receivable, related (Note 1)                    31,620              31,620
                                                       ----------------------------------

     Total Current Assets                                  255,402             318,402
                                                       ----------------------------------

PROPERTY AND EQUIPMENT (Net) (Note 2)                       55,172              79,855
                                                       ----------------------------------

OTHER ASSETS

   Deposits                                                 11,867              13,947
   Intangibles, net (Note 3)                               189,233             188,348
                                                       ----------------------------------

     Total Other Assets                                    201,100             202,295
                                                       ----------------------------------

     TOTAL ASSETS                                      $   511,674         $   600,552
                                                       ==================================

                 The accompanying notes are an integral part of
                     these consolidated financialstatement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         June 30,           December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                    $   276,953         $   302,796
   Accounts payable, related (Note 5)                        5,610              47,366
   Accrued expenses                                         10,978              14,187
   Notes payable (Note 6)                                        -             850,000
                                                       ----------------------------------


     Total Current Liabilities                             293,541           1,214,349
                                                       ----------------------------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 550,000 shares authorized of
    $10.00 par value, 10,000 and 10,000 shares
    issued and outstanding, respectively                   100,000             100,000
   Common stock; 50,000,000 shares authorized
    of $0.01 par value, 27,586,679 and 19,951,279
    shares issued and outstanding, respectively            275,867             199,513
   Additional paid-in capital                            6,158,845           5,083,791
   Accumulated deficit                                  (6,316,579)         (5,997,101)
                                                       ----------------------------------

     Total Stockholders' Equity (Deficit)                  218,133            (613,797)
                                                       ----------------------------------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                   $   511,674         $   600,552
                                                       ==================================

                 The accompanying notes are an integral part of
                    these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        For the Three Months          For the Six Months
                                            Ended June 30,                Ended June 30,
                                        -------------------------    --------------------------
                                        1999         1998          1999         1998
                                        -------------------------------------------------------
REVENUE
   Net sales                            $  62,474     $ 153,820      $ 124,966      $ 179,947
   Cost of goods sold                      30,058        35,014         72,038        105,740
                                        -------------------------------------------------------

     Gross Profit                          32,416       118,806         52,928         74,207
                                        -------------------------------------------------------

EXPENSES

   Research and development                46,779       132,299         90,353        256,930
   Production costs                        12,312       117,742         33,682        232,967
   General and administrative              57,732       179,482        169,574        401,278
   Depreciation and amortization           22,320        31,218         44,219         52,246
                                        -------------------------------------------------------

     Total Expenses                       139,143       460,741        337,828        943,421
                                        -------------------------------------------------------

     Loss From Operations                (106,727)     (341,935)      (284,900)      (869,214)
                                         ------------------------------------------------------

OTHER INCOME (EXPENSE)

   Interest income                              9         1,376            960          3,021
   Interest expense                       (11,993)      (10,071)       (35,538)       (14,991)
                                        -------------------------------------------------------
     Total Other Income (Expense)         (11,984)       (8,695)       (34,578)       (11,970)
                                        -------------------------------------------------------
NET LOSS                                $(118,711)    $(350,630)     $(319,478)     $(881,184)
                                        =======================================================

BASIC LOSS PER SHARE                    $   (0.01)    $   (0.02)     $   (0.02)     $   (0.05)
                                        =======================================================

FULLY DILUTED LOSS PER SHARE            $   (0.00)    $   (0.01)     $   (0.01)     $   (0.03)
                                        =======================================================



                 The accompanying notes are an integral part of
                    these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                  Preferred Stock               Common Stock              Additional
                              ----------------------        ----------------------        Paid-In        Accumulated
                              Shares        Amount          Shares         Amount         Capital        Deficit
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1997    50,000         $500,000       17,823,387     $178,234       $3,961,790     $(4,332,431)

Common stock issued for cash
at $0.65 per share              -                -             550,002        5,500          352,000              -

Common stock issued in lieu
of debt at $0.71 per share      -                -              70,000          700           49,300              -

Common stock issued for
services rendered at $0.66
per share                       -                -              34,815          348           22,630              -

Conversion of preferred shares
to common shares             (40,000)        (400,000)         615,200        6,152          393,848              -

Common stock issued upon
exercise of warrants at
$0.20 per share                 -                -             420,000        4,200           79,800              -

Common stock issued upon
exercise of warrants            -                -             167,000        1,670           (1,670)             -

Dividends declared              -                -                  -            -           (24,000)             -

Stock offering costs            -                -                  -            -           (30,176)             -

Common stock issued upon
exercise of warrants at
$0.75 per share                 -                -             250,000        2,500          185,000              -

Common stock issued in lieu
of debt at $0.25 per share      -                -              17,875          179            4,290              -

Common stock issued in lieu
of debt at $0.33 per share      -                -               3,000           30              970              -

Addi+tional capital contributed  -                -                 -             -            90,009              -

Net loss for the year ended
December 31, 1998               -                -                 -             -                -       (1,664,670)
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1998    10,000          100,000       19,951,279      199,513        5,083,791      (5,997,101)
                              ---------------------------------------------------------------------------------------


                 The accompanying notes are an integral part of
                    these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


                                  Preferred Stock               Common Stock              Additional
                              ----------------------        ----------------------        Paid-In        Accumulated
                              Shares        Amount          Shares         Amount         Capital        Deficit
                              ---------------------------------------------------------------------------------------

Balance, December 31, 1998    10,000          100,000       19,951,279      199,513        5,083,791      (5,997,101)


Common stock issued in lieu
of debt at $0.25 per share
(unaudited)                     -                -              10,400          104           2,496               -

Dividends declared (unaudited)  -                -                 -             -           (3,000)              -

Common stock issued in lieu of
 debt at $0.20 per share
(unaudited)                     -                -           2,875,000       28,750         546,250               -

Common stock issued in lieu of
 debt at $0.15 per share
 (unaudited)                    -                -           2,130,000       21,300         298,200               -

Common stock issued upon exercise
 of warrants at $0.20 per share
 (unaudited)                    -                -             120,000        1,200          22,800               -

Common stock issued for cash at
 $0.10 per share (unaudited)    -                -           2,500,000       25,000         225,000               -

Stock offering costs            -                -                 -            -           (13,692)              -

Net loss for the six months ended
 June 30, 1999 (unaudited)      -                -                 -            -                -          (319,478)
                              ---------------------------------------------------------------------------------------
Balance, June 30, 1999
 (unaudited)                  10,000         $100,000       27,586,679    $ 275,867     $ 6,158,845      $(6,316,579)
                              =======================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statement.

                                  SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                             For the Three Months          For the Six Months
                                                 Ended June 30,                Ended June 30,
                                             -------------------------     -------------------------
                                             1999           1998           1999         1998
                                             -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $(118,711)     $(350,630)     $(319,478)     $(881,184)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Common stock issued for services                  -         22,978              -         22,978
   Depreciation and amortization                22,320         31,218         44,219         52,246
   (Increase) decrease in accounts
    receivable                                  (9,523)      (130,144)       (31,000)      (149,136)
   (Increase) decrease in deposits                   -              -          2,080              -
   Increase (decrease) in accounts
     payable and accounts payable - related     19,367       (152,068)       (64,999)       (31,764)
   Increase (decrease)in accrued
       expenses                                 14,791        188,102         41,291        195,892
                                             -------------------------------------------------------

    Net Cash (Used) by Operating Activities    (71,756)      (390,544)       327,887)      (790,968)
                                             -------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of fixed assets                              -              -            211              -
   Patent costs                                 (8,846)       (21,112)       (20,632)       (23,386)
   Purchase of fixed assets                          -              -              -         (5,512)
                                             -------------------------------------------------------

    Net Cash (Used) by Investing Activities     (8,846)       (21,112)       (20,421)       (28,898)
                                             -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                       -        550,000              -        550,000
   Principal payments on notes payable               -        (15,000)             -        (30,000)
   Dividends paid                               (3,000)        (3,000)        (6,000)       (18,000)
   Common stock issued for cash                260,308         60,000        260,308        387,324
                                             -------------------------------------------------------

   Net Cash Provided by
     Financing Activities                      257,308        592,000        254,308        889,324
                                             -------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                176,706        180,344        (94,000)        69,458

CASH,  BEGINNING OF PERIOD                         959        200,724        271,665        311,610
                                             -------------------------------------------------------

CASH,  END OF PERIOD                         $ 177,665      $ 381,068      $ 177,665      $ 381,068
                                             =======================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                             For the Three Months          For the Six Months
                                                 Ended June 30,                Ended June 30,
                                             -------------------------     -------------------------
                                             1999           1998           1999         1998
                                             -------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
   Interest                                  $     156      $  10,071      $     201      $  14,991
   Income Taxes                              $       -      $       -      $       -      $       -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services          $       -      $  22,978      $       -      $  22,978
   Common stock issued in lieu of debt       $ 894,500      $       -      $ 897,100      $  50,000




                 The accompanying notes are an integral part of
                    these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Basic and Fully Diluted Loss Per Share

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

          i. Provision For Taxes

          At June 30, 1999, the Company has net operating loss carryforwards of approximately $6,300,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Principles of Consolidation

          The consolidated financial statements include those of Synthonics Technologies, Inc. and its wholly-owned subsidiaries, Synthonics Incorporated and Christopher Raphael, Inc.

          All  material   intercompany   accounts  and  transactions  have  been
          eliminated.

          k. Uninsured Cash Balances

          The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $77,665 and $171,665 at June 30, 1999 and December 31, 1998,
          respectively.

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

          m. Goodwill

          Goodwill consists of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and is amortized on the straight-line method over a two year period. The Company periodically reviews goodwill for impairment. Amortization expense on the goodwill for the six months ended June 30, 1999 and 1998 was $-0-and $24,046, respectively.

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998

NOTE 2 - PROPERTY AND EQUIPMENT


                                                         June 30,          December 31,
     Property and equipment consists of the following:     1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
     Computer equipment                                $     171,742       $     171,742
     Furniture and fixtures                                   17,850              18,061
     Photographic equipment                                   55,122              55,122
                                                       ----------------------------------
                                                             244,714             244,925
     Accumulated depreciation                               (189,542)           (165,070)
                                                       ----------------------------------
     Net property and equipment                        $      55,172       $      79,855
                                                       ==================================

     Depreciation expense for the six months ended June 30, 1999 and 1998 was $24,472 and $21,260, respectively.

NOTE 3 - INTANGIBLES

                                                         June 30,          December 31,
     Intangible costs incurred are as follows:             1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
     Trademarks                                        $       1,484       $       1,484
     Patents                                                 289,716             269,084
                                                       ----------------------------------

                                                             291,200             270,568
     Less accumulated amortization                          (101,967)            (82,220)
                                                       ----------------------------------

          Total                                        $     189,233       $     188,348
                                                       ==================================

          The patent costs that have been capitalized relate to legal fees incurred to develop and secure the Company's patents on the 3-D technology. The patents are recorded at cost and are amortized using the straight-line method over a period of seven years.

          Amortization expense for the six months ended June 30, 1999 and 1998 was $19,747 and $6,801, respectively.

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

          The Company entered into a lease agreement for its office facilities effective September 1, 1996 and expiring August 31, 2000. The monthly rental payment is $2,497 through August 31, 1999 and then increases to $2,618 through August 31, 2000.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

          Minimum future lease payments on all the leases as of December 31, 1998 are as follows:

               Year Ended
               December 31,             Amount
               ------------             -------------------
               1999                     $  60,901
               2000                        34,326
               2001                         2,260
               2002                             -
               2003                             -
               2004 and thereafter              -
                                        -------------------

                         Total          $  97,487
                                        ===================

          The Company also has entered into employment agreements with certain officers of the Company. The Company has agreed to pay its Chief Executive Officer and Chief Technical Officer a base annual salary of $240,000, each, beginning on July 1, 1996 and ending on December 31, 2000. During 1998, the Company's Board of Directors approved a reduction in these salaries for the entire 1998 year due to a cash shortage. The Board of Directors also approved a reduction in the salaries for the six months ended June 30, 1999 due to the cash shortage. The Company's Board of Directors may also authorize bonuses on an-ad hoc basis.

          On January 8, 1998, a default judgment was granted in favor of the Company for breach of a license agreement and misappropriation of trade secrets. The Company was awarded damages from the defendant in the amount of $300,000. It is unlikely, however, that the Company will receive any amount from the judgment.

NOTE 5 - RELATED PARTY TRANSACTIONS

          During 1998, $99,299 of debt was forgiven by an officer and was recorded as contributed capital at December 31, 1998. In addition, a previously forgiven debt of $9,290 was paid out during 1998 resulting in a reduction of contributed capital at December 31, 1998. The Company also owed certain related parties $5,610 and $47,366 as of June 30, 1999 and December 31, 1998, respectively, for costs incurred on the Company's behalf.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998

NOTE 6 - NOTES PAYABLE

          Notes payable consist of the following:

                                                         June 30,          December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
          Notes payable to various individuals,
          interest at 13% per annum,
          principle and interest due May 15,
          1999 (payable in cash or stock at
          $0.15 per share, at the option of
          the Company), unsecured.                     $         -         $     300,000

          Notes payable to various individuals,
          interest at 10% due semi-annually,
          principle due in May 1999 (payable
          in cash or stock at $0.20 per share,
          at the option of the Company),
          unsecured.                                             -               550,000
                                                       --------------      --------------

          Total Notes Payable                                    -               850,000
          Less: Current Portion                                  -              (850,000)
                                                       --------------      --------------

          Long-Term Notes Payable                      $         -         $         -
                                                       ==============      ==============

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
                                                       =============

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998

NOTE 7 - STOCK OPTIONS, WARRANTS AND RIGHTS

          a. Stock "Rights" and Warrants

          In connection with its acquisition of Synthonics, the Company acquired from Synthonics stockholders, warrants and "rights" to acquire 1,369,190 shares of Synthonics common stock. In exchange, the Company granted the exchanging stockholders warrants and "rights" to purchase 6,161,355 shares of the Company's common stock. 1,950,500 of the 2,124,000 stock purchase warrants were exercised during 1996 at $0.27 per share and the remaining 173,500 warrants expired unexercised on February 15, 1996. There were 2,597,355 uncertificated "rights" with an exercise price of $0.11 per share outstanding at December 31, 1997. 562,500 expired January 1, 1998 and 2,034,855 expired May 31, 1999.

          During 1996, 337,000 warrants were purchased at $1.00 per share for $337,000. 168,500 of the warrants were "A" warrants and 168,500 were "B" warrants. They were redeemable at 50% of the average price the month before being exercised. The "A" warrants were exercised during June 1997 and the "B" warrants were exercised during June 1998.

          During the six months ended June 30, 1999, additional warrants to purchase 380,785 shares were granted with an exercise price of $0.10 per share. These additional warrants expire in March 2004. In addition, during the six months ended June 30, 1999, warrants to purchase 120,000 shares were exercised at $0.20 per share.

          As of June 30, 1999, there were 556,785 additional outstanding warrants at prices ranging from $0.10 to $2.00 per share. These warrants are to be exercised from May 2000 through March 2004.

          b. Common Stock Options

          During 1996, certain of the Company's officers were granted stock options for a total of 600,000 restricted common shares of the Company at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $236,500. During 1997, these officers were granted additional stock options to purchase 588,290 shares of restricted common stock at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $279,133. The Company also issued 501,000 shares of common stock during 1997 in exchange for the forfeiture of 750,000 common stock options. 450,000 of those stock options were valued at $0.22 per option and the remaining 300,000 stock options were valued at $0.50 per option. The amounts are recorded as contributed capital at December 31, 1996 and 1997. The options can be exercised in total or in part prior to December 31, 2001 and 2002. During 1998, officers were granted additional stock options to purchase 1,212,979 shares of restricted common stock at $0.53 per share. During the six months ended June 30, 1999, additional stock options to purchase 3,308,166 shares of restricted stock were granted exercisable at prices ranging from $0.10 to $0.20 per share.

          The total amount of outstanding stock options of the Company at June 30, 1999 is summarized as follows: Shares Exercise Price Exercised By

               Shares         Exercise Price      Exercised By
               ----------------------------------------------------------------
               7,409,164      $    0.20           April 30, 2004
                 306,806      $    0.13           June 30, 2004
               1,115,000      $    0.20           June 24, 2004
               1,371,320      $    0.10           March 2, 2000

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998


NOTE 7 - STOCK OPTIONS, WARRANTS AND RIGHTS (Continued)

          c. Stock Option and Management Cash Incentive Plans

          At the annual shareholders' meeting in April 1998, the shareholders approved a Stock Option Plan and a Management Cash Incentive Plan. Management believes that these plans will help increase the productivity and efficiency of the officers and employees involved.

NOTE 8 - PREFERRED STOCK

          At December 31, 1997, the Company had 50,000 outstanding shares of cumulative convertible preferred stock. During 1998, 40,000 of the shares were converted early into 615,200 shares of common stock. The early conversion was at a 15.38 shares of common to 1 share of preferred conversion rate, as an incentive for the preferred shareholders to give up their future dividends from the preferred stock. Thus, at June 30, 1999 and December 31, 1998, the Company has 10,000 outstanding shares of cumulative convertible preferred stock. The remaining preferred stock is convertible at the option of the holder into five shares of the Company's common stock for each share of preferred stock, are non-voting, and feature a 12% annual dividend, paid quarterly. Accrued dividends as of June 30, 1999 and December 31, 1998 were $6,000 and $-0-, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read together with the Annual Report of Synthonics, Consolidated Financial Statements of Synthonics and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Synthonics for the six months ended June 30, 1999 and June 30, 1998. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

                                    Overview

     During the past two years, we have pursued a strategy of packaging our patented 3D technology into software tools that can be licensed to other brand name software distributors as enhancements to their own software products. To date, this strategy has produced disappointing financial results; and we are now in the process of re-focusing our market direction to one of providing Internet 3D electronic-commerce, or e-commerce, solutions. We believe that our 3D technology provides attractive capabilities to consumers wanting to purchase products on-line. In particular, we believe that product comparisons and evaluations can be made simpler and more effectively by using our 3D technology. We are in the process of overhauling our infrastructure, creating marketing demos, pursuing strategic alliances, and pursuing capital funding to support this new initiative.

     On July 20, 1999, one of our customers introduced its new 3D visualization product called RapidSITE(TM), which is currently in beta testing. We provided a 3D creation software module, called Picture Modeler, for this product. Under the terms of our licensing agreement with this customer, we receive a royalty for each product shipped. To date, we have received $40,000 in advance against royalties from this customer.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

     NET SALES decreased 30.6% for the six months ended June 30, 1999 to $124,966 from $179,947 for the six months ended June 30, 1998. During the first half of fiscal 1998, the Company received payments for services rendered from two customers accounting for the majority of its sales in that time period. In one case, the services involved 3D content creation while in the other case; the services rendered were that of software development. The majority of sales during the six months ended June 30, 1999 were from ongoing revenue contracts as sales of the Smithsonian CD-ROM were $48,000 to the Smithsonian Institution and $12,000 to other Educational distributors. In addition, $40,000 in sales was generated from the Company's agreement to license its new software product called Picture Modeler. The balance of sales during the first half of fiscal 1999 was for 3D content creation services for the Smithsonian Institution.

     GROSS PROFIT decreased 28.7% in the six months ended June 30, 1999 to $52,928 from $74,207 in the six months ended June 30, 1998. The decrease in the gross profit for the first six months of fiscal 1999 can be attributed to the reduction in sales for the same time period. Gross profit as a percentage of sales increased to 42.4% for the first half of fiscal 1999 as compared to 41.2% for the first half of fiscal 1998.

     OPERATING EXPENSES decreased to $337,828 for the six months ended June 30, 1999 from $943,321 for the six months ended June 30, 1998. The decrease in operating expense is primarily due to a decrease in staffing during the first two quarters of fiscal 1999. Overall, the reduction in operating expense reflects the Company's consolidation and cost cutting efforts being employed while it redefines its overall strategy from that of a 3D software tools provider to that of an Internet 3D e-commerce solution provider.

     Production costs for the six month period ended June 30, 1999 were $33,682 or 27% of sales as compared to $232,967 or 129.5% of sales for the six months ended June 30, 1998. Production costs decreased as a percentage of sales as production costs for the Smithsonian CD-ROM were incurred during the first half of 1998 as the product was being prepared for release. During the first half of 1999, production costs have been primarily associated with the 3D content creation services provided to the Smithsonian Institution.

     General and administrative expenses totaled $169,574 and $401,278 for the six-months ended June 30, 1999 and 1998, respectively. The decrease in expense reflects the cost reduction efforts underway with the re-focusing of the Company to that of an Internet e-commerce solution provider.

     Research and development expenses totaled $90,353 and $256,930 for the six-month periods ended June 30, 1999 and 1998, respectively. The decrease is primarily the result of a reduction in development required for the products being prepared for the Company's joint venture affiliate, Acuscape International, Inc. Expenditures on research and development are expected to increase in future periods, particularly in connection with the Company's shift in strategy to electronic commerce solutions and the investigation and/or development of additional product lines.

     As a result of the foregoing factors, we had a net loss of $319,478 for the six months ended June 30, 1999 as compared to a net loss of $881,184 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to complete the products necessary for the Company's Internet initiative. Additionally, funds are required to promote future business development. Working capital for the six months ended June 30, 1999 was funded primarily through the sale of equity and the collection of accounts receivable.

     Net cash used in operating activities during the six months ended June 30, 1999 was primarily attributable to a net loss of $319,478. Net cash used in investing activities in the six months ended June 30, 1999 was due primarily to costs associated with patent filings. Net cash provided by financing activities for the six months ended June 30, 1999 was $254,308 compared to $889,324 during the six months ended June 30, 1998. In May 1999 a warrant was exercised for 120,000 shares of Common Stock at $0.20 per share providing $24,000 in cash, and in June 1999, we closed a private placement of 2,500,000 shares of our Common Stock, which were issued to two investors. The private placement raised aggregate proceeds of $250,000, offset by $13,692 of selling expenses and $6,000 for dividends paid to Preferred Stock shareholders.

     In May of 1999, we had notes payable in the amount of $850,000 come due. We chose to exercise our option, per the terms of the notes, to issue Common Stock in lieu of cash in order to pay-off the principal and the majority of outstanding interest associated with these notes. In doing so, we issued a total of 5,005,000 shares of our Common Stock to the holders of these notes.

     At present, our anticipated capital commitments are primarily for the expenditures associated with the overhauling of our infrastructure, creating of marketing demonstrations, pursuing of strategic alliances, and pursuing of capital funding. We estimate that our current cash balance is sufficient to meet our needs through the third quarter of fiscal 1999. Based on our current operating plan, we anticipate that further capital will be required during the next twelve months to satisfy our expected increased working capital and research and development requirements for the new products. We are currently exploring alternatives to fulfill our financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stockholders and us. If needed funds are not available, we may be required to curtail our operations, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

RISK FACTORS
------------

     Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast appear in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risk factors:

     IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL. Our future success depends largely on the ability to secure outside capital funding. Required product concept demos, product development, technology advancement, employee recruitment and hiring, and related essential operating expenses are all dependent on new and substantial capital funding being secured. We cannot be certain that additional financing will be available at the time we need additional funds or that, if available, it can be obtained on terms that we deem favorable. If adequate capital funding cannot be secured, we will have to curtail operations and our business will be adversely affected. Additionally, the sale of stock to raise additional funds may dilute our stockholders.

     WE HAVE A LIMITED RELEVANT OPERATING HISTORY UPON WHICH TO EVALUATE THE LIKELIHOOD OF OUR SUCCESS. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of success of our company.

     WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE. For the period January 1, 1999 to June 30, 1999 we incurred a net loss of $319,478. For the fiscal year ended December 31, 1998 we had a net loss of $1,664,670. At June 30, 1999 our accumulated deficit was $6,316,579. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

     OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY OTHERS. Our future success and ability to compete depends in part upon our proprietary technology. We rely on trademark, trade secret, patent laws, and copyright laws to protect our technology, and require all employees and third-party developers to sign nondisclosure agreements. We cannot be certain, however, that these precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. We do not copy-protect our software, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. Our customers may take inadequate precautions to protect our proprietary information. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

     IF WE DO NOT ACHIEVE COMMERICIAL ACCEPTANCE OF OUR INTERNET 3D E-COMMERCE SOLUTION PRODUCTS. We are currently re-focusing the Company to provide 3D e-commerce solutions for the Internet that take advantage of our patented 3D technology. We believe both consumers and businesses, participating in e-commerce on the Internet, will benefit substantially from the products that we will develop therefore creating market demand for these products. In designing our products for e-commerce on the Internet, we will have to make certain assumptions about consumer preferences, retailers needs, and the availability of anticipated Internet related technology advances. Inaccurate assumptions on our behalf, for any of these categories, will likely downgrade market acceptance of our Internet 3D e-commerce solution products. If market acceptance of these products is less than we have forecasted, future results of the company will be adversely affected.

     IF EMERGING TECHNOLOGIES PROVIDE ALTERNATIVES WITH EQUAL OR BETTER BENEFITS THATN OUR TECHNOLOGY. We believe that our current level of 3D technology for the creation of 3D content provides businesses and consumers with benefits that are unavailable from competitive technologies. We can only make this evaluation against other products that have been released and available for public consumption. Our competitive analysis cannot evaluate products that are currently under development by other companies. The explosive growth of e-commerce over the Internet is sufficient incentive for many companies to invest in technologies that may provide products that offer similar or better consumer and business benefits than will our products. It is essential that we execute our Internet e-commerce solution strategy very quickly in order to stay ahead of the competition's product offerings in this marketplace. Our time to market with our future products is dependent on our ability to raise adequate capital funding as described above.

     IF WE ARE UNABLE TO IDENTIFY AND SECURE REQUIRED RESOURCES. Our future results depend largely on our ability to identify and secure resources including:

     * Technical staff
     * Business development staff
     * Strategic partners
     * Outside contractors

     We will have to rapidly expand our capabilities, once capital funding is secured, in order to successfully pursue our Internet e-commerce solution market strategy. Our capabilities will be expanded by combining internal staffing with the formation of strategic partnerships and with the selection of outside contractors such as software program developers. If we are either unable to identify or to secure these resources in a timely fashion, our future results will be adversely affected.

     IF WE ARE UNABLE TO RETAIN AND UTILIZED KEY PERSONNEL. As an early stage company, we are particularly dependent on a limited number of individuals to execute our business plan. At present, all our officers and directors fall in to the category of key individuals as each is counted upon for contributions to our success. We have employment contracts with our Chief Executive Officer, F. Michael Budd, and our Chief Technical Officer, Charles S. Palm, our only full time officers. We have been unable to pay either of these employees the compensation amounts called for in their employment contracts during the past several fiscal quarters. Each employment contract can be terminated with thirty days notice to the Company. If either of these individuals were to terminate employment in the near future, it will have an adverse affect on our financial performance. Our directors are all individuals who are employed full time by other, non-competing, companies. As such, involvement of these directors in the day-to-day running of the business is not practical due to conflicts of interest for their time. At any given time, any of our directors may be unavailable to us due to the demands of their employers and this may have an adverse affect on the financial results of the business.

     If we are unable to manage our expansion and growth. We are planning to expand the business very rapidly in order to entrench ourselves in, what we believe is a very lucrative e-commerce market. Effectively managing this expansion will be very complex and require the addition of key management personnel as well as the incorporation of management support systems. Either the failure to identify and attract key managers or the delayed incorporation of required management support systems will adversely affect our future financial results. The successful recruitment of key managers and the timely installation of management support systems are both largely dependent on our efforts to secure adequate capital funding that is discussed above.

     If we are unable to adequately address internet download issues. We will be supplying 3D e-commerce solutions over the Internet. A major element of these future product solutions will be to require downloads of several 3D data files to consumers' sites. In order to be successful in this regard, we must be able to offer download times that do not detract from the e-commerce experience. We believe that our technology offers the best alternative available in terms of 3D file sizes. However, we have no assurances that this advantage will be adequate in the eyes of a consumer. We have no control over the modem type used by a consumer, the time of day a consumer will be accessing the Internet, the capacity of the consumer's Internet Service Provider (ISP), or the rate to which expanded bandwidth solutions will be practically available to consumers. Each of these can have a negative affect on the length of the download time. We are attempting to consider all these issues in the design of our 3D e-commerce solution products but we cannot assure that they will be adequately addressed. If consumers conclude that the download times are not sufficiently offset by the benefits provided, our future financial results will be adversely affected.

                          PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

     During the period covered by this report there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities.

     On April 22, 1999, subsequent to the period covered by this report, the shareholders at the Company's Annual Meeting approved the restatement of the Articles of Incorporation to (a) increase the number of common shares which the company is authorized to issue to 100,000,000 shares of Common Stock, $0.01 par value and (b) to authorize the issuance of up to 20,000,000 shares of Class B Preferred Stock. See Exhibit list for a copy of the Restated Articles of Incorporation incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

     For the last two quarters ended March 31, 1999 and June 30, 1999 the Company has failed to pay the quarterly dividends on the Preferred Stock in the amount of total $3,000 per quarter.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On April 22, 1999, we held our Annual Meeting of the Shareholders. Of the Company's 19,951,279 shares of Common Stock entitled to vote at the meeting, 15,139,047 were represented, either in person or by proxy. The purpose of the meeting was to consider and act upon the following proposals:

          1.   Elect 1 Director for a term of three (3) years,

          2. Ratify the appointment of Jones, Jensen & Company as the Company's independent accountants for the fiscal year 1999;

          3. Approve a proposal to amend the company's articles of incorporation to increase the number of common shares which the company is authorized to issue to 100,000,000 shares of Common Stock, $0.01 par value, and to authorize the issuance of up to 20,000,000 shares of Class B Preferred Stock.

          4. Transact such other business as may properly come before the meeting of any adjournment thereof.

     (b) At this Annual Meeting, the following person was elected as a Director of the Company:

          David L.  Stewart was elected as Director to serve for a term of three
          (3) years.

          Votes for ..............  14,941,582
          Withhold Authority .....     197,465

     (c) At this Annual Meeting, the following other matters were voted on with the number of votes cast for, against or withheld, and abstentions as to each matter as follows:

          Proposal No. 2 - Ratification of the appointment of Jones, Jensen & Company as the Company's independent accountants for the fiscal year 1999.

          Votes for ..............  14,485,549
          Votes against ..........      12,873
          Abstaining .............     640,575

          Proposal No. 3 - To amend and restate the Company's Articles of Incorporation to increase the number of common shares which the company is authorized to issue to 100,000,000 shares of Common Stock, $0.01 par value and to authorize the issuance of up to 20,000,000 shares of Class B Preferred Stock.

          Votes for ..............  11,825,857
          Votes against ..........   1,361,587
          Abstaining .............      83,000

Item 5.   Other Information.

          Resignation of Chairman of the Board.
          -------------------------------------

          On April 22, 1999, at the Annual Meeting of Shareholders, Mr. LeRoy K. Speirs, a director and Chairman of the Board of the Company resigned for medical reasons.

          Appointment to Thomas Carpenter as Chairman of the Board.
          ----------------------------------------------------------

          At the annual meeting of the Board of Directors of the Company following its annual meeting of shareholders, Thomas Carpenter was elected as the Chairman of the Board to replace LeRoy K. Speirs following his resignation.

          Engagement of Averil & Associates as Financial Advisor.
          ------------------------------------------------------

          On April 1, 1999, the Company engaged Averil & Associates as its financial advisor. A copy of the Agreement between the Company and Averil & Associates is attached hereto and incorporated herein by this reference. See Exhibit List Index.

          Rescission of Re-pricing of Options and Warrants.
          -------------------------------------------------

          On July 28, 1999, the Board of Directors rescinded the previously adopted resolution to re-price its outstanding stock options and warrants as set forth in its quarterly report on Form 10-SB for the quartered ended March 31, 1999.

          Recent Sale of Securities.
          -------------------------

          (a) Conversion of Debentures by the Company. On May 15, 1999, the Company exercised its rights to convert the principal and interest due and owning by the Company to certain debenture holders. In exercising its rights the Company issued 5,005,000 shares of its Common stock in the conversion of $850,000 of principal and $44,500 in interest. There remains $2,500 of interest due and owing.

          (b) Investment by accredited Investors. The Company sold 2,500,000 of its Common Stock to two accredited investors for total cash consideration of $250,000. One accredited investor, Argoquest 7, LLC, purchased 2,300,000 shares at a price of $0.10 per share. The other accredited investor purchased 200,000 shares at a price of $0.10 per share. In addition, pursuant to the terms of the Equity Agreement dated June 2, 1999, Argoquest 7, LLC has an option to purchase 1,371,320 shares of Common Stock at a purchase price of $0.10 per share. The option expires no later that 150 days from the date of the Equity Agreement. Argoquest 7, LLC also has the right to purchase such number of shares of the Company's Common Stock in its current round of financing in order for Argoquest 7, LLC to maintain its 10.0% ownership of the outstanding shares of the Company's Common Stock. The Equity Agreement is attached hereto as Exhibit 10.21.

          (c) Exercise of Warrant by F. Michael Budd. On May 5, 1999, F. Michael Budd, the President and a Director or the Company exercised a warrant to purchase 120,000 shares of Common Stock at a price of $0.20 per share for total cash consideration received by the Company of $24,000.

          Appointment of Additional Directors and Officers.
          -------------------------------------------------

          On June 18, 1999 the Board of Directors elected Vera Campbell and Diana L. Maranon as Directors of the Company to fill the two positions vacated by LeRoy K. Speirs and Timothy Andrews. The backgrounds of Ms. Campbell and Maranon are set forth below.

          Vera Campbell - Elected to the Board of Directors on June 18, 1999. Also appointed as Executive Vice President of the Company to lead its Internet Apparel Initiative. Ms. Campbell has been involved in the apparel retail and manufacturing business for more than 30 years. She currently owns and operates Design Zone, which she founded 15 years ago. Design Zone, which sells under the Knitworks label, caters to the junior and kids (Age 7 to 14) market and specializes in knit products. Prior to this she owned and operated a chain of young, trendy unisex stores in Columbus, Ohio, and was head merchandiser for Beeba's

          Creations. Ms. Campbell is an active member of the apparel industry. She served as an executive board member of the California Fashion Association and was instrumental in the creation of the California Fashion Foundation. Ms. Campbell is active in the charitable community including The Foundation for the Junior Blind and Inner City Arts. Ms. Campbell graduated from Ohio State University.

          Diana L. Maranon - Elected to the Board of Directors on June 18, 1999. Ms. Maranon is the Managing Director of Averil Capital Markets Group, Inc. Since founding Averil, she has raised capital or closed related transactions totaling more than $100 million. At Averil, her clients have included Virgin Interactive, Brilliant Digital Entertainment, MicroNet Technology, Flour Corporation, Kemper Real Estate Management Corporation, and Adflex Solutions, Inc. among others. Prior to forming Averil, Ms. Maranon was a vice president with Wasserstein Perella & Co., Inc. At WP&Co., she was responsible for the Western United States and had substantial involvement in both European and Asian cross-border assignments. In addition to her investment banking experience, Ms. Maranon practiced law with Skadden Arps Slate Meagher & Flom, where she specialized in mergers and acquisitions as well as corporate finance. During her career, Ms. Maranon has been involved with various types of financial transactions totaling more than $10 billion. Ms. Maranon received her JD and MBA degrees, with honors, from the UCLA School of Law and the UCLA Anderson School of Management, respectively. She is an active member of the American and California Bar Associations.

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

               3.6(a) Restated Articles of Incorporation dated effective as of April 22, 1999, (incorporated by reference to Exhibit 3.6(a) of the Quarterly Report on Form 10-QSB filed on May 13, 1999.

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

               10.20  Engagement   Letter  between  the  Company  and  Averil  &
               Associates dated April 1, 1999, attached hereto.

               10.21 Equity Agreement between the Company and Alex Sandel dated June 2, 1999, attached hereto.

          (27) Financial Data Schedule

               27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the period covered by this report.

     The following  Exhibit Index sets forth the Exhibit attached hereto.

                                 EXHIBIT INDEX
                                 -------------

     Exhibit        Description
     -------        -----------
     10.20          Engagement  Letter between the Company  and  Averil  &
                    Associates dated April 1, 1999.

     10.21 Equity Agreement between the Company and Alex Sandel dated June 2, 1999, attached hereto.

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

                                             SYNTHONICS TECHNOLOGIES, INC.
                                             A Utah Corporation




Dated:  August 12, 1999                      /s/   F. Michael Budd
                                             ----------------------------------
                                             By:  F. Michael Budd
                                             Its: President,
                                                  Chief Executive Officer and
                                                  Principal Financial and
                                                  Accounting Officer

                                  Exhibit 10.20

                 AVERIL ASSOCIATES INVESTMENT BANKING AGREEMENT
                 ----------------------------------------------

                                                              AVERIL
                                                              Associates
                                                              Investment Banking

April 1, 1999

Synthonics Technologies
Attn: F. Michael Budd
31324 Via Colinas, Suite 106
Westlake Village, CA 91362

Dear Mr. Budd:

1. This letter confirms our understanding that Synthonics Technologies, Inc. (the "Company"), has Engaged Averil Capital Markets Group, Inc. ("Averil"), on an exclusive basis, as financial advisor to the Company regarding its strategic and financing alternatives (the "Engagement"). It is anticipated that the scope of this retention will take the following form:

     (A) Averil will act as financial advisor to the Company with respect to the consideration and implementation of its strategic alternatives. As part of this assignment, Averil will (i) study and evaluate the short-term and long-term projected financial performance and capital needs of the Company, on a divisional basis and taken as a whole, (ii) develop valuation perspectives regarding the Company, on a divisional basis and taken as a whole, reflecting appropriate strategic, industry and macroeconomic considerations, (iii) as a result of Averil's diligence, and in conjunction with management analysis, work with management in developing a strategic financing plan for the Company, on a divisional basis and taken as a whole; (iv) work with management in contacting potential strategic and/or financial investors/acquirors in line with the strategic plan, (v) work with management in contacting potential private and public institutional capital sources in line with the strategic plan, (vi) work with management in identifying and pursuing potential strategic partnerships, licensing arrangements, and other opportunities, (vii) review various structural and tax considerations applicable to a transaction(s) impacting the Company, (viii) coordinate all financial and legal advisors involved in the transactional process, and (ix) assist in the negotiation and execution of any transaction including economic, structural and other terms and conditions.

          It is anticipated that following completion of the strategic operating and financing plan, Averil will assist the Company in a first round of financing (approximately $2.0 to $4.0 million) to be followed, at the appropriate time, by a second round of financing (approximately $5.0 to $10.0 million).

     (B) A transaction may include the Company or any of its affiliates, including (without limitation) a new entity formed for such purpose (collectively, the "Entities").

2. The Company shall pay to Averil, as compensation for services under this engagement, as follows:

     (A) Retainer: A non-refundable retainer fee of warrants equivalent to 324,564 common shares of the Company (or 1% of the fully diluted outstanding shares), at an exercise price of $.10 per share, such warrants to be issued upon execution of this letter agreement; provided. Any additional shares issued as part of any of the transactions below, and issued within twelve months within the date hereof, shall be issued at an exercise price equivalent to $. 10 per share. To the extent that Averil secures any gap financing for the Company (up to $250,000 in proceeds), the Company shall issue additional shares such that Averil maintains its 1.0% position; provided, however, that this round of financing is not subject to any additional transactions fees under paragraph (B) below.

     (B)  Transaction Fees.

          (i)  Private Placement:

               In the case of a transaction, a transaction fee of (i) 2% of the consideration raised or otherwise available for advance, in connection with the placement or refinancing of bank debt consisting of term, revolving, or other applicable debt; (ii) 5% of the consideration raised or otherwise available for advance, in connection with the placement of subordinated or mezzanine debt, and (iii) 6% of the consideration raised or otherwise available for commitment, in connection with the placement of equity or convertible equity securities; each payable in cash, at the closing (or, if more than one, at each closing) of a transaction in line with the Company's business plan, by wire transfer or certified bank check; provided, however, the minimum transaction fee payable pursuant to this paragraph is $125,000.

               In addition to the cash fees payable pursuant to the above paragraph, and in consideration for the corporate services to be rendered pursuant to paragraph 2(13)(i), the Company shall issue to Averil, at no cost, equity securities, warrants or other participating interests in the Company (or, if applicable, another Entity) representing 5.0% of the outstanding common stock of the Company on a fully-diluted basis (after crediting the number of warrants issued as part of the retainer), to be issued upon consummation of the private placement or other principal transaction; provide , however, to the extent that the capital raised on round one is less than $2.0 million, the 5% issuance shall be proportionately adjusted with respect to the actual amount raised.

               Following placement of the bridge financing, the Company shall pay Averil a monthly ongoing advisory fee of $6,250 per month; in consideration of such payments, Averil shall assist the Company in the following efforts, to the extent appropriate:

               (a)     Restructuring of the Company Board of Directors
               (b)     Hiring of additional key management
               (c)     Selection of legal counsel and auditors
               (d)     Repositioning the Company within the investment community
               (e) Assisting the Company in launching its various strategic objectives under its refocused business plan
               (f) Continual monitoring of the Company's business plan, its execution and ongoing liquidity alternatives
               (g) Review and evaluate potential merger and/or acquisition candidates

          (ii) Public Offering:

               In the case of a public offering on a US or other exchange, a transaction fee of 1.5 to 2.0% of the consideration raised, payable in cash, at the closing (or, if more than one, at each closing) of a transaction in line with the Company's business plan, by wire transfer or certified bank check; provided, however, the minimum transaction fee payable pursuant to this subsection is $275,000.

               In addition to the cash fees payable pursuant to the above paragraph, and in consideration for the corporate services to be rendered pursuant to paragraph 2(13)(ii), the Company shall issue to Averil, at no cost, equity securities, warrants or other participating interests in the Company (or, if applicable, another Entity) representing 5% of the outstanding common stock of the Company on a fully-diluted basis (after crediting the number of warrants issued as part of the retainer or any previous transactions), to be issued upon consummation of the public offering; provided, however, to the extent that the capital raised on round two is less than $5.0 million, the 5% issuance shall be proportionately adjusted with respect to the actual amount raised.

          (iii) Mergers & Acquisitions:

               In the case of a merger or acquisition involving the Company, transaction fees shall be negotiated on a case-by-case basis and shall be in line with customary industry standards; any such fees shall be payable in cash at closing; provided, however, in the event that a transaction is concluded with MyTownNet,
               Incorporated, the Company shall issue to Averil additional warrants, under the terms set forth in paragraph 2(A) above, such that Averil's fully diluted position following the transaction shall be 1.0%.

               In addition to the cash fees payable pursuant to the above paragraph, and in consideration for the corporate services to be rendered pursuant to paragraph 2(13)(iii), the Company shall issue to Averil, at no cost, equity securities, warrants or other participating interests in the Company (or, if applicable, another Entity) representing 5.0% of the outstanding common stock of the Company on a fully-diluted basis (after crediting the number of warrants issued as part of the retainer or any previous transactions), to be issued upon consummation of the private placement or other principal transaction.

          (iv) Other Transactions.

               In the event of a separate transaction involving one of the divisions of the Company, any transaction fees payable to Averil in connection with such transaction will be separately negotiated and in line with customary industry standards. It is understood that Averil shall not be separately compensated for assistance in any licensing, joint venture or other strategic arrangements involving a division unless such transaction rises to a substantial level. Any transactions involving AcuScape will be negotiated under separate engagement letter.

          (v)  Registration Rights.

               The Company will grant to Averil registration rights on Form S-3 for any warrants issued to Averil; such right may be exercised twelve months following the issuance of such warrants or any set of such warrants.

     (C) Expenses. In addition to any fees payable hereunder, the Company shall, whether or not a transaction shall be consummated, reimburse Averil as billed for its business class travel and other reasonable out-of-pocket expenses (including all fees and disbursements of counsel and of other consultants and advisors retained by it, messenger and. duplicating services, telephone and facsimile expenses, document and database charges and other customary expenditures), incurred in connection with, or arising out of, Averil's activities under or contemplated by this engagement. Averil shall charge all of its out-of-pocket expenses at its actual cost. Notwithstanding the above, Averil shall notify the Company when total expenses reach $5,000 and receive pre-approval for any substantial expenses in excess of such amount.

     (D) Definitions. As used herein, "transaction" shall mean any transaction or series or combination of transactions whereby, directly or indirectly, a party obtains control of or an interest in any of the Entities or their respective affiliates or assets. Such transaction may include, but shall not be limited to, a minority or majority investment, a private or public financing transaction, an acquisition or exchange of capital stock or assets, a lease of assets with or without a purchase option, a merger or consolidation, the formation of a joint venture or partnership or any similar transaction.

          As, used herein, "consideration" shall mean all (i) cash, whether paid or contributed immediately or to be paid or contributed in the future (contingent, deferred or otherwise), (ii) the fair market value of all debt, equity and other securities, other participating interests and any other property paid or contributed, including, but not limited to, research and development, technology, technology products, software, hardware, any other proprietary products or materials and/or the rights thereto, and fixed and/or other physical or personnel assets, and (iii) the fair market value of all debt or other liabilities paid or secured (or otherwise assumed) directly or indirectly on behalf of the Company or any of its affiliates.

3. In connection with Averil's activities hereunder, the Company will furnish Averil with all material information regarding the business and financial condition of the Company (all such information so furnished being the "Information"). The Company recognizes and confirms that Averil (i) will use and rely primarily on the Information and on information available from generally recognized public sources in performing the services contemplated by this letter without having independently verified the same; (ii) does not assume responsibility for the accuracy or completeness of the Information and such other information, (iii) will not make an appraisal of any assets of the Company, and (iv) retains the right to continue to perform due diligence during the course of the engagement.

4. The Company agrees to indemnify Averil or any of its partners, affiliates, employees or agents (collectively, "Indemnified Persons") and to hold each of them harmless against any and all losses, claims, damages and liabilities and expenses arising out of or in connection with any matter referred to in this engagement letter or arising out of or in connection with this engagement, unless it shall be finally judicially determined that such losses, claims, damages or liabilities or expenses arise primarily out of the gross negligence, willful misconduct or bad faith of Averil in performing the services described in this engagement letter; provided, however, in no event shall the Indemnified Persons' aggregate liability exceed the fees actually received by Averil from the Company pursuant to this engagement unless there is a final non-appealable judicial determination of the negligence, willful misconduct or bad faith of Averil. The Company acknowledges and agrees that the services rendered by Averil under this engagement are financial advisory services only and do not include the rendering of any legal representation by Averil or any of its agents or employees. The Company represents that it either has legal counsel, or will retain legal counsel, to render applicable legal services in relation to the assignments contemplated by this engagement and will in no way rely upon Averil to render such legal counsel.

5. Averil's engagement hereunder shall be terminable at will at any time prior to the closing of the Transaction by either the Company or Averil upon thirty days' prior written notice thereof to the other party. It is understood, however, that notwithstanding any termination of Averil's engagement hereunder by either the Company or Averil, Averil shall be entitled, in any event, to receive any retainer fees and all out-of-pocket expenses to be paid to it pursuant to clauses (A) and (C) of the second paragraph of this letter agreement and, for a period of twelve months subsequent to the termination of this engagement, any transaction fees referred to in clause (B) of the second paragraph of this letter agreement relating to assignments within the scope of this engagement and completed with parties introduced to the Company by Averil; provide, however, if Averil's termination is due to the negligence ------- of Averil, Averil shall only be entitled to all out-of-pocket expenses to be paid to it pursuant to clause (C) of the second paragraph of this letter. Otherwise, the parties shall not have any continuing liability or obligation to the other except for those related to the indemnification agreement referred to in paragraph 4 hereof and the representations and warranties contained in paragraph 7, the terms of which shall survive any termination of Averil's engagement hereunder.

6. The advice (written or oral) rendered by Averil pursuant to this agreement is intended solely for the benefit and use of the Company in considering the matters to which this agreement relates, and the Company agrees that such advice may not be disclosed publicly or made available to third parties without the prior written consent of Averil. In this same connection, Averil's retention may only be disclosed after the prior written consent of Averil, which will not be unreasonably withheld, or as otherwise required by law. At the time of execution of this agreement, Averil will execute the nondisclosure agreement provided to it by the Company.

7. The Company represents and warrants to Averil that (i) this Agreement has been duly authorized, executed and delivered by the Company, and, constitutes a legal, valid and binding agreement of the Company, enforceable in accordance with its terms and (ii) any offering materials will not, when delivered for distribution in connection with a transaction and at the closing of a transaction, contain any untrue statements of a material fact or omit to state any material fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading. The Company shall advise Averil promptly of the occurrence of any event or any other change that results in the Information or offering materials containing any untrue statement of a material fact or omitting to state any material fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

8. The execution of this letter shall not be deemed or construed as obligating Averil to make any investment in the Company or any other Entity, directly or indirectly.

9. This Agreement may not be modified or amended except in a writing duly executed by the parties hereto.

10. Any determination that any one or more of the provisions of this Agreement may be, or is, invalid, illegal or unenforceable shall not affect the validity, legality or enforceability of the remainder of this Agreement.

11. This agreement and all controversies arising from or relating to performance under this agreement shall be governed by and construed in accordance with the laws of the State of California, without giving effect to such state's rules concerning conflicts of laws. The parties hereto hereby irrevocably consent to personal jurisdiction and venue in any court of the State of California or any Federal court sitting in the City of Los Angeles for the purposes of any suit, action or other proceeding arising out of this agreement or any of the agreements or transactions contemplated hereby, which is brought by or against any party hereto, and hereby agree that all claims in respect of any such suit, action or proceeding may be heard and determined in any such court. The parties hereto hereby irrevocably consent to the service of process of any of the aforementioned courts in any such suit, action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to such parties at their respective addresses set forth above, such service to become effective ten (10) days after such mailing. ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO ANY CLAIM OR ACTION ARISING OUT OF THIS AGREEMENT OR CONDUCT IN CONNECTION WITH THIS ENGAGEMENT IS HEREBY WAIVED. (initials)

12. This agreement may be executed in counterparts, each of which together shall be considered a single document.

Please confirm that the foregoing is in accordance with your understanding by signing and returning to Averil the enclosed duplicate of this letter, which shall thereupon constitute a binding agreement.

AVERIL CAPITAL MARKETS GROUP, INC.


By:      /S/ Anne E. Oliver, V.P. for Diana L. Maranon
         ---------------------------------------------
         Diana L. Maranon

ACCEPTED AND AGREED TO:

SYNTHONICS TECHNOLOGIES, INC.

By:      /s/ F. Michael Budd
         ---------------------------------------------
         F. Michael Budd

                                  Exhibit 10.21

                       SYNTHONICS - ALEX SANDEL AGREEMENT
                       ----------------------------------

SYNTHONICS

EQUITY AGREEMENT - SUMMARY OF TERMS

          PRICE

          1/ Alex Sandel (the "Investor") to purchase 2,300,000 shares of Synthonics ("the Company") Common stock at $ .10 per share, for a total purchase price of $230,000, payable in cash at time of closing. Prior to the issuance of this 2.3 million shares, the Company represents there are 33,041,862 fully diluted shares outstanding.

          2/ These shares are fully vested to Investor, and will be issued as unregistered shares but will otherwise have all rights and privileges associated with such common stock. The Investor will be restricted from transferring these shares for a period of twelve months from the date herein; provided, however, the Investor may transfer these shares to his affiliates or affiliated companies provided such affiliates adhere to the provisions of this term sheet; after twelve months from the date hereof, the Investor shall have the right to sell its shares, however, the Company will have the right of first refusal to purchase such shares at the price and on the same terms and conditions obtained by the Investor.

          USE OF PROCEEDS

          1/ The proceeds will be used primarily for the development of, and infrastructure to support, the Digital Mannequin program, including the hiring of certain programmers and the development of the digital Mannequin marketing program. However, some funds will be used for the purchasing of industry research and other working capital requirements.

          RELATED STRATEGIC AGREEMENTS

          1/ As part of this relationship, the Company agrees that it will give Future Media the exclusive right, based on prevailing market prices, with respect to the Company's CD-ROM replication needs where the Company controls the choice of such vendor. This includes any replication business arising from its licensing, niche business segments or Internet platform business. This business will be Future Media's option and in line with customary competitive market pricing. The Company will negotiate a separate agreement with Future Media regarding this replication business, such agreement in the form utilized by Future Media with its other customers.

          2/ As part of this share purchase, Future Media and the Company will collaborate on a joint marketing program and presentation targeted at the direct mail apparel companies. This program will include development and positioning of the Digital Mannequin, development and positioning of a digital catalog program (to be distributed on CD-ROM) and the development and positioning of a program that "links" the digital mannequin and digital catalog programs for the direct mail manufacturer.

SYNTHONICS

EQUITY AGREEMENT - SUMMARY OF TERMS

          As part of this program, the Company and Future Media will develop a joint calling effort targeting the direct mail industry. The aim will be for the digital mannequin and marketing programs to be developed within the next thirty days, for presentation to the industry thereafter. The costs incurred directly associated with this marketing program will be paid for by the Company; however, the Company will not be responsible for covering expenses of Future Media or its personnel with respect to the development, marketing or retention of the replication business.

          3/ Any proceeds from the Digital Mannequin/Digital Catalog program are for the full benefit of the Company and not to be shared with Investor or any affiliates of Investor, other than through participation of its equity stake. Any proceeds from the replication associated with such programs will be for the full benefit of Future Media.

          OTHER AGREEMENTS

          1/ Future Media will provide the services of its chief financial officer, Lou Weiss, to act as the Company's principal financial officer for the next twelve months; Mr. Weiss will devote up to two days per week at or on behalf of the Company, in order to establish the Company's internal financial operations, oversee the audit process with the Company's outside auditors and provide general financial advice when required. This service will be provided as part of the equity investment with no additional charge to the Company until such time as the Company completes its current round of private financing in which the Company plans to raise an additional $3-5 million in equity. Subsequent to the earlier of (1) raising of this equity or (2) 150 days from the date of this agreement, the Company will reimburse Future Media on a monthly basis for Mr. Weiss' actual time spent at or on behalf of the Company. These charges will not be retroactive and will be billed at Future Media's actual cost.

          2/ The Investor will have the option to purchase an additional 1,371,320 shares at a purchase price of $137,132 (per share purchase price of $.10). This option is fully vested upon the signing of this agreement and the purchase of the 2,300,000 common shares discussed above. The option will be outstanding for the later of (1) 90 days from the close of the current round of equity being raised or (2) 150 days from the date of this agreement. In addition the Investor will have the right to purchase stock in the current round of financing being raised sufficient to maintain the Investor's 10% share of outstanding common stock in the Company. This purchase option will be at the same price or average price per common share that is obtained in that round of financing.

          3/ The Company will have the right to disclose this term sheet and its provisions to potential investors currently being contacted with respect to the current round of financing, or as otherwise required by law.

SYNTHONICS

EQUITY AGREEMENT - SUMMARY OF TERMS

          4/ The Investor, or any person or entity controlled by the Investor, agrees not to purchase any additional shares of common stock, without the permission of the Board of Directors of the Company, in open market or other transactions which would raise the Investor's share of the common stock in excess of 10% of the outstanding shares, on a fully diluted basis, at the time, provided, however, the Investor will be allowed through open market or other private transactions to acquire an additional 10% of the outstanding shares provided the Investor (1) gives advance notice of such purchases to the Company's Board of Directors and (2) executes an agreement stating such purchases are for investment purposes only and the Investor will take no action to acquire control of the Company.

          5/ The Investor will have the right to nominate one member to the Company's Board of Directors. However, such nominee must be approved by the Company, such approval not being unreasonably withheld. The Investor will have information rights equivalent to that of a board member of the Company. All information must be kept confidential.

          6/ The Company will provide the Investor with a complete list of patents obtained and patents pending. The Company represents there are no outside claims against the Company with regard to the patents issued. The Company also represents there is no outstanding litigation against the Company as of the date herein.

          7/ The Investor will be granted "piggy-back" rights on shares issued by the Company provided that such rights will be subject to any underwriter cutbacks or holdbacks and will be granted pro rata along with any other selling shareholders.

          8/ The Company will provide the Investor with an opinion of counsel that the shares of the Company are validly issued and what the capitalization is as of the date of the last financial statements.

          CLOSING

          1/ The closing to be completed on or before Wednesday, June 2, 1999.

ACCEPTED AND AGREED TO:     6-2-99

/S/ Alex Sandel
----------------------------------------
Alex Sandel

/s/ F. Michael Budd
----------------------------------------
By: F. Michael Budd
Synthonics Technologies

6/2/99
------
Date

                                   ASSIGNMENT

     This ASSIGNMENT, dated as of June 2, 1999 (this "Assignment"), is entered into by Alex Sandel ("Sandel") for the benefit of Argoquest 7, LLC, a Delaware limited liability company ("LLC").

     WHEREAS, pursuant to that certain equity agreement summary of terms, dated as of June 2, 1999 (the "Term Sheet"), between Sandel and Synthonics Technologies, Inc., a Utah corporation ("Synthonics"), Sandel has acquired the right to obtain certain equity interests in Synthonics, together with certain other rights as set forth therein.

     WHEREAS, Sandel desires to assign all of his rights under the Term Sheet to LLC;

     NOW, THEREFORE, Sandel hereby assigns all rights, title and interest in and to the Term Sheet to LLC.

     IN WITNESS WHEREOF, Sandel has caused this Assignment to be executed as of this 2nd day of June, 1999.

/S/ Alex Sandel
----------------------------------------
Alex Sandel

Acknowledged and Accepted:

ARGOQUEST 7, LLC

/s/ ALEX SANDEL
----------------------------------------
By:  Alex Sandel
Title:  Manager