Form 10QSB
period 1999-09-30
SYNTHONICS TECHNOLOGIES INC
filed 1999-11-15
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1999; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1999 there were 27,621,679 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 27 pages, the Exhibit Index is located at page 27.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its financial position from inception through September 30, 1999 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                                                                         Page
                                                                         ----
Independent Accountant's Report .........................................  3
Consolidated Balance Sheets .............................................  4
Consolidated Statements of Operations ...................................  6
Consolidated Statements of Stockholders' Equity (Deficit) ...............  7
Consolidated Statements of Cash Flows ...................................  9
Notes to the Consolidated Financial Statements ..........................  11

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Synthonics Technologies, Inc. and Subsidiaries
Westlake Village, California


The accompanying consolidated balance sheet of Synthonics Technologies, Inc. and Subsidiaries as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ended September 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated January 25, 1999.


Jones, Jensen & Company
Salt Lake City, Utah
October 19, 1999

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                       September 30,       December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                           $       12,231     $       271,665
   Accounts receivable, net (Note 1)                           10,255              15,117
   Accounts receivable, related (Note 1)                       31,620              31,620
                                                       --------------      --------------

     Total Current Assets                                      54,106             318,402
                                                       --------------      --------------

PROPERTY AND EQUIPMENT (Net) (Note 2)                          44,053              79,855
                                                       --------------      --------------
OTHER ASSETS

   Deposits                                                    11,867              13,947
   Intangibles, net (Note 3)                                  178,833             188,348
                                                       --------------      --------------

     Total Other Assets                                       190,700             202,295
                                                       --------------      --------------
     TOTAL ASSETS                                      $      288,859      $      600,552
                                                       ==============      ==============

 The accompanying notes are an integral part of these consolidated financial statement.


                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                       September 30,       December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                    $      232,568      $      302,796
   Accounts payable, related (Note 5)                          38,754              47,366
   Accrued expenses                                            14,065              14,187
   Notes payable (Note 6)                                         -               850,000
                                                       --------------      --------------

     Total Current Liabilities                                285,387           1,214,349
                                                       --------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 550,000 shares authorized of
    $10.00 par value, 10,000 and 10,000 shares
    issued and outstanding, respectively                      100,000             100,000
   Common stock; 50,000,000 shares authorized
    of $0.01 par value, 27,621,679 and 19,951,279
    shares issued and outstanding, respectively               276,217             199,513
   Additional paid-in capital                               6,158,995           5,083,791
   Accumulated deficit                                     (6,531,740)         (5,997,101)
                                                       --------------      --------------

     Total Stockholders' Equity (Deficit)                       3,472            (613,797)
                                                       --------------      --------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS'EQUITY (DEFICIT)                    $      288,859      $      600,552
                                                       ==============      ==============

              The accompanying notes are an integral part of these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                        For the Three Months         For the Nine Months
                                           Ended September 30,         Ended Sepember 30,
                                        -----------------------      ------------------------
                                         1999          1998            1999         1998
                                        -----------------------------------------------------
REVENUE

   Net sales                            $  19,682     $     -        $ 144,648    $   179,947
   Cost of goods sold                       7,983           -           80,021        105,740
                                        ---------     ---------      ---------    -----------

     Gross Profit                          11,699           -           64,627         74,207
                                        ---------     ---------      ---------    -----------

EXPENSES

   Research and development               107,965       153,538        198,318        326,261
   Production costs                        42,664       270,432         76,346        594,390
   General and administrative              47,571       259,530        217,145        654,024
   Bad debt expense                         7,710           -            7,710            -
Depreciation and amortization              22,635        31,596         66,854         83,842
                                        ---------     ---------      ---------    -----------

     Total Expenses                       228,545       715,096        566,373      1,658,517
                                        ---------     ---------      ---------    -----------

     Loss From Operations                (216,846)     (715,096)      (501,746)    (1,548,310)
                                        ---------     ---------      ---------    -----------

OTHER INCOME (EXPENSE)

   Other income                               626           -              626            -
   Interest income                          1,264         3,305          2,224          6,326
   Interest expense                          (205)      (15,001)       (35,743)       (29,992)
                                        ---------     ---------      ---------    -----------

     Total Other Income (Expense)           1,685       (11,696)       (32,893)       (23,666)
                                        ---------     ---------      ---------    -----------

NET LOSS                                $(215,161)    $(726,792)     $(534,639)   $(1,607,976)
                                        =========     =========      =========    ===========

BASIC LOSS PER SHARE                    $   (0.01)    $   (0.04)     $   (0.02)   $     (0.08)
                                        =========     =========      =========    ===========

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


                                  Preferred Stock               Common Stock              Additional
                              ----------------------        ----------------------        Paid-In        Accumulated
                              Shares        Amount          Shares         Amount         Capital        Deficit
                              ---------------------------------------------------------------------------------------

Balance, December 31, 1998    10,000          100,000       19,951,279      199,513        5,083,791      (5,997,101)


Common stock issued in lieu
of debt at $0.25 per share
(unaudited)                     -                -              10,400          104           2,496               -

Dividends declared on preferred
 (unaudited)                    -                -                 -             -           (3,000)              -

Common stock issued in lieu of
 debt at $0.20 per share
(unaudited)                     -                -           2,875,000       28,750         546,250               -

Common stock issued in lieu of
 debt at $0.15 per share
 (unaudited)                    -                -           2,130,000       21,300         298,200               -

Common stock issued upon exercise
 of warrants at $0.20 per share
 (unaudited)                    -                -             120,000        1,200          22,800               -

Common stock issued for cash at
 $0.10 per share (unaudited)    -                -           2,535,000       25,350         228,150               -

Stock offering costs            -                -                 -            -           (13,692)              -

Net loss for the Nine months
 ended September 30, 1999
 (unaudited)                    -                -                 -            -                -          (534,639)
                              ---------------------------------------------------------------------------------------
Balance, September 30, 1999
 (unaudited)                  10,000         $100,000       27,621,679    $ 276,217     $ 6,158,995      $(6,531,740)
                              =======================================================================================

 The accompanying notes are an integral part of these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                        For the Three Months         For the Nine Months
                                           Ended September 30,         Ended Sepember 30,
                                        -----------------------      ------------------------
                                         1999          1998            1999         1998
                                        -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                $(215,161)    $(726,792)     $(534,639)   $(1,607,976)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
  Common stock issued for services           -             -              -            22,978
  Depreciation and amortization            22,635        31,596         66,854         83,842
  (Increase) decrease in accounts
    receivable                             35,862       118,842          4,862        (30,294)
  (Increase) decrease in deposits             -             -            2,080            -
  Increase (decrease) in accounts
  payable and accounts payable - related  (11,242)       46,584        (76,241)        14,820
  Increase (decrease) in accrued
    expenses                                3,087        96,489         44,378        292,381
                                        ---------     ---------      ---------    -----------

Net Cash (Used) by Operating Activities  (164,819)     (433,281)      (492,706)    (1,224,249)
                                        ---------     ---------      ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of fixed assets                        -             -              211            -
  Patent costs                                -         (37,625)       (20,632)       (61,011)
  Purchase of fixed assets                 (1,115)       (2,009)        (1,115)        (7,521)
                                        ---------     ---------      ---------    -----------

Net Cash (Used) by Investing Activities    (1,115)      (39,634)       (21,536)       (68,532)
                                        ---------     ---------      ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable                 -             -              -          550,000
  Principal payments on notes payable         -         (15,000)           -          (45,000)
  Dividends paid                           (3,000)       (3,000)        (9,000)       (21,000)
  Common stock issued for cash              3,500       211,500        263,808        598,824
                                        ---------     ---------      ---------    -----------
     Net Cash Provided by
      Financing Activities                    500       193,500        254,808      1,082,824
                                        ---------     ---------      ---------    -----------

NET INCREASE (DECREASE) IN CASH          (165,434)     (279,415)      (259,434)      (209,957)

CASH, BEGINNING OF PERIOD                 177,665       381,068        271,665        311,610
                                        ---------     ---------      ---------    -----------

CASH, END OF PERIOD                     $  12,231     $ 101,653      $  12,231    $   101,653
                                        =========     =========      =========    ===========

 The accompanying notes are an integral part of these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                        For the Three Months         For the Nine Months
                                           Ended September 30,         Ended Sepember 30,
                                        -----------------------      ------------------------
                                         1999          1998            1999         1998
                                        -----------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                              $     143     $  15,001      $     344    $    29,992
  Income Taxes                          $     -       $     -        $     -      $       -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services      $     -       $     -        $     -      $    22,978
  Common stock issued in lieu of debt   $     -       $   4,469      $ 897,100    $    54,469


 The accompanying notes are an integral part of these consolidated financial statement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Notes to the Consolidated
         Financial Statements September 30, 1999 and December 31, 1998


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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


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

     e. Computer Software Development

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

     h. Provision For Taxes

     At September 30, 1999, the Company has net operating loss carryforwards of approximately $6,500,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     i. Principles of Consolidation

     The  consolidated   financial   statements   include  those  of  Synthonics
     Technologies,   Inc.   and  its   wholly-owned   subsidiaries,   Synthonics
     Incorporated and Christopher Raphael, Inc.

     All material intercompany accounts and transactions have been eliminated

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j. Uninsured Cash Balances

     The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $-0- and $171,665 at September 30, 1999 and December 31, 1998, respectively.

     k. Estimates

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

     l. Goodwill

     Goodwill consists of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and is amortized on the straight-line method over a two year period. The Company periodically reviews goodwill for impairment. Amortization expense on the goodwill for the nine months ended September 30, 1999 and 1998 was $-0-and $36,069, respectively.

     m. Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred.

     n. Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:      September 30,       December 31,
                                                                1999               1998
                                                            -------------       ------------
                                                             (Unaudited)
     Computer equipment                                     $     171,742       $    171,742
     Furniture and fixtures                                        17,850             18,061
     Photographic equipment                                        56,237             55,122
                                                            -------------       ------------
                                                                  245,829            244,925
     Accumulated depreciation                                    (201,776)          (165,070)
                                                            -------------       ------------
     Net property and equipment                             $      44,053       $     79,855
                                                            =============       =====-=======

     Depreciation expense for the nine months ended September 30, 1999 and 1998 was $36,706 and $31,890 respectively.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 3 - INTANGIBLES


     Intangible costs incurred are as follows:              September 30,       December 31,
                                                                1999               1998
                                                            -------------       ------------
                                                             (Unaudited)
     Trademarks                                             $       1,484       $      1,484
     Patents                                                      289,716            269,084
                                                            -------------       ------------
                                                                  291,200            270,568

     Less accumulated amortization                               (112,367)           (82,220)

      Total                                                 $     178,833       $    188,348


     The patent costs that have been capitalized relate to legal fees incurred to develop and secure the Company's patents on the 3-D technology. The patents are recorded at cost and are amortized using the straight-line method over a period of seven years.

     Amortization expense for the nine months ended September 30, 1999 and 1998 was $30,147 and $15,700, respectively.

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

     The Company entered into a lease agreement for its office facilities effective September 1, 1996 and expiring August 31, 2000. The monthly rental payment is $2,618.

     Minimum future lease payments on all the leases as of December 31, 1998 are as follows:

               Year Ended
               December 31,                  Amount
               ------------                  -------
                     1999                    $60,901
                     2000                     34,326
                     2001                      2,260
                     2002                         -
                     2003                         -
                     2004 and thereafter          -
                                   Total     $97,487

     The Company also has entered into employment agreements with certain officers of the Company. The Company has agreed to pay its Chief Executive Officer and Chief Technical Officer a base annual salary of $240,000, each, beginning on July 1, 1996 and ending on December 31, 2000. During 1998, the Company's Board of Directors approved a reduction in these salaries for the entire 1998 year due to a cash shortage. The Board of Directors also approved a reduction in the salaries for the nine SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

                SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

     September 30, 1999 and December 31, 1998 months ended September 30, 1999 due to the cash shortage. The Company's Board of Directors may also authorize bonuses on an-ad hoc basis.

     On January 8, 1998, a default judgment was granted in favor of the Company for breach of a license agreement and misappropriation of trade secrets. The Company was awarded damages from the defendant in the amount of $300,000. It is unlikely, however, that the Company will receive any amount from the judgment.

NOTE 5 - RELATED PARTY TRANSACTIONS

     During 1998, $99,299 of debt was forgiven by an officer and was recorded as contributed capital at December 31, 1998. In addition, a previously forgiven debt of $9,290 was paid out during 1998 resulting in a reduction of contributed capital at December 31, 1998. The Company also owed certain related parties $38,754 and $47,366 as of September 30, 1999 and December 31, 1998, respectively, for costs incurred on the Company's behalf.

NOTE 6 - NOTES PAYABLE

          Notes payable consist of the following:

                                                        September 30,       December 31,
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
                                                       ==============      ==============

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


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

     During the nine months ended September 30, 1999, additional warrants to purchase 389,714 shares were granted with an exercise price of $0.11 per share. These additional warrants expire in March 2004. In addition, during the nine months ended September 30, 1999, warrants to purchase 120,000 shares were exercised at $0.20 per share.

     As of September 30, 1999, there were 565,714 additional outstanding warrants at prices ranging from $0.11 to $2.00 per share. These warrants are to be exercised from May 2000 through March 2004.

     b. Common Stock Options

     During 1996, certain of the Company's officers were granted stock options for a total of 600,000 restricted common shares of the Company at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $236,500. During 1997, these officers were granted additional stock options to purchase 588,290 shares of restricted common stock at $1.00 per share in return for their forgiveness of deferred compensation debt in the amount of $279,133. The Company also issued 501,000 shares of common stock during 1997 in exchange for the forfeiture of 750,000 common stock options. 450,000 of those stock options were valued at $0.22 per option and the remaining 300,000 stock options were valued at $0.50 per option. The amounts are recorded as contributed capital at December 31, 1996 and 1997. The options can be exercised in total or in part prior to December 31, 2001 and 2002. During 1998, officers were granted additional stock options to purchase 1,212,979 shares of restricted common stock at $0.53 per share. During the nine months ended September 30, 1999, additional stock options to purchase 3,385,291 shares of restricted stock were granted exercisable at prices ranging from $0.10 to $0.20 per share. During the nine months ended September 30, 1999, stock options to purchase 2,034,855 shares of common stock expired unexercised.

     The total amount of outstanding stock options of the Company at September 30, 1999 is summarized as follows:

               Shares         Exercise Price      Exercised By
               ----------------------------------------------------------------
                 153,000      $1.00               December 1, 1999
               1,448,445      $0.10               March 2, 2000
                 600,000      $1.00               December 31, 2001
                  40,906      $0.66               June 30, 2002

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 7 - STOCK OPTIONS, WARRANTS AND RIGHTS (Continued)

               Shares         Exercise Price      Exercised By
               ----------------------------------------------------------------
                 825,000      $0.75               October 31, 2002
                 588,290      $1.00               December 31, 2002
                 250,000      $1.00               September 30, 2003
               1,212,979      $0.53               December 31, 2003
                  30,000      $1.00               December 31, 2003
                 474,134      $0.20               April 30, 2004
               1,115,000      $0.20               June 24, 2004
                 306,806      $0.13               June 30, 2004
               1,200,000      $0.50               July 1, 2006


     On July 28, 1999, the Board of Directors of the Company rescinded the previously adopted resolution to reprice its outstanding stock options and warrants. Therefore, the option exercise prices and maturity dates have been restated according to the original issuance.

     c. Stock Option and Management Cash Incentive Plans

     At the annual shareholders' meeting in April 1998, the shareholders approved a Stock Option Plan and a Management Cash Incentive Plan. Management believes that these plans will help increase the productivity and efficiency of the officers and employees involved.

NOTE 8 - PREFERRED STOCK

     At December 31, 1997, the Company had 50,000 outstanding shares of cumulative convertible preferred stock. During 1998, 40,000 of the shares were converted early into 615,200 shares of common stock. The early conversion was at a 15.38 shares of common to 1 share of preferred conversion rate, as an incentive for the preferred shareholders to give up their future dividends from the preferred stock. Thus, at September 30, 1999 and December 31, 1998, the Company has 10,000 outstanding shares of cumulative convertible preferred stock. The remaining preferred stock is convertible at the option of the holder into five shares of the Company's common stock for each share of preferred stock, are non-voting, and feature a 12% annual dividend, paid quarterly. Accrued dividends as of September 30, 1999 and December 31, 1998 were $9,000 and $-0-, respectively.

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 10 - SUBSEQUENT EVENTS

     On October 1, 1999, the Board of Directors of the Company granted stock options to purchase a total of 2,679,575 shares of restricted common stock. 2,534,855 of the options are exercisable at $0.10 per share through September 30, 2003 and the remaining 144,720 options are exercisable at $0.07 per share through September 30, 2004.

     On October 12, 1999, 800,000 shares of common stock were issued through the exercise of options at $0.10 per share for $80,000 cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read together with the Annual Report of Synthonics, Consolidated Financial Statements of Synthonics and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Synthonics for the nine months ended September 30, 1999 and September 30, 1998. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking Statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview
--------

     During the past two years, we have pursued a strategy of packaging our patented 3D technology into software tools that can be licensed to other brand name software distributors as enhancements to their own software products. To date, this strategy has produced disappointing financial results, and we are now in the process of re-focusing our market direction to one of providing Internet 3D electronic-commerce, or e-commerce, solutions. We believe that our 3D technology provides attractive capabilities to consumers wanting to purchase products on-line. In particular, we believe that product comparisons and evaluations can be made simpler and more effectively by using our 3D technology. We are in the process of overhauling our infrastructure, creating marketing demos, pursuing strategic alliances, and pursuing capital funding to support this new initiative.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

     NET SALES decreased 19.6% or the nine months ended September 30, 1999 to $144,648 from $179,947 for the nine months ended September 30, 1998. The majority of sales during the nine months ended September 30, 1999 were from ongoing revenue contracts. Sales of the Smithsonian CD-ROM were $78,882. In addition, $40,000 in sales were generated during this period from the Company's agreement to license its new software product called Picture Modeler. The balance of sales during the first nine months of fiscal 1999 was derived from 3D content creation services rendered. During the first nine months of fiscal 1998, the Company provided content creation and software development services to two customers accounting for the majority of its sales in that time period.

     GROSS PROFIT decreased 12.9% in the nine months ended September 30, 1999 to $64,627 from $74,207 in the nine months ended September 30, 1998. This decrease in the gross profit for the first nine months of fiscal 1999 can be attributed to the reduction in sales for the same time period. Gross profit as a percentage of sales increased to 44.7% for the first nine months of fiscal 1999 as compared to 41.2% for the first nine months of fiscal 1998.

     OPERATING EXPENSES decreased to $566,373 for the nine months ended September 30, 1999 from $1,658,517 for the nine months ended September 30, 1998. The decrease in operating expense is primarily due to a decrease in staffing during the first three quarters of fiscal 1999. Overall, the reduction in operating expenses reflect the Company's efforts to consolidate and cut costs while it attempts to redefine its overall strategy from that of a 3D software tools provider to that of an Internet 3D e-commerce solution provider.

     PRODUCTION COSTS for the nine month period ended September 30, 1999 were $76,346 or 52.7% of sales as compared to $594,390 or 330.3% of sales for the nine months ended September 30, 1998. Production costs decreased due to the fact that during the first nine months of 1998, the Company had additional costs related to the preparation of the Smithsonian CD-ROM for its release in October 1998. During the first nine months of 1999, production costs have been primarily associated with the 3D content creation services provided to the Smithsonian Institution and the development of the first product for the Company's Internet solution initiative.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $217,145 and $654,024 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in expense reflects the cost reduction effort underway with the re-focusing of the Company to that of an Internet e-commerce solution provider.

     RESEARCH AND DEVELOPMENT EXPENSES totaled $198,318 and $326,261 for the nine month periods ended September 30, 1999 and 1998, respectively. The decrease is primarily the result of a reduction in development required for the products being prepared for the Company's joint venture affiliate, Acuscape International, Inc. Expenditures on research and development are expected to increase in future periods, particularly in connection with the Company's shift in strategy to electronic commerce solutions and the investigation and/or development of additional product lines.

     We wrote off $7,710 of uncollectible receivables during the first nine months of 1999. No write-offs of receivables occurred during the first nine months of 1998.

     As a result of the foregoing factors, we had a net loss of $534,639 for the nine months ended September 30, 1999 as compared to a net loss of $1,607,976 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to complete the products necessary for the Company's Internet initiative. Additionally, funds are required to promote future business development. Working capital for the nine months ended September 30, 1999 was funded primarily through the sale of equity and the collection of accounts receivable.

     Net cash used in operating activities during the nine months ended September 30, 1999 was primarily attributable to a net loss of $534,639. Net cash used in investing activities in the nine months ended September 30, 1999 was due primarily to costs associated with patent filings. Net cash provided by financing activities for the nine months ended September 30, 1999 was $254,808 compared to $1,082,824 during the nine months ended September 30, 1998. In May 1999 a warrant was exercised for 120,000 shares of Common Stock at $0.20 per share providing $24,000 in cash, and in June 1999, we closed a private placement of 2,500,000 shares of our Common Stock, which were issued to two investors. The private placement raised aggregate proceeds of $250,000, offset by $13,692 of selling expenses and $9,000 for dividends paid to Preferred Stock shareholders.

     In May of 1999, we had notes payable in the amount of $850,000 come due. We chose to exercise our option, per the terms of the notes, to issue Common Stock in lieu of cash in order to pay off the principal and the majority of outstanding interest associated with these notes. In doing so, we issued a total of 5,005,000 shares of our Common Stock to the holders of these notes.

     At present, our anticipated capital commitments are primarily for the expenditures associated with the overhauling of our infrastructure, creating of marketing demonstrations, pursuing strategic alliances, and pursuing capital funding. We estimate that our current cash balance is not sufficient to meet our needs through the fourth quarter of fiscal 1999. Based on our current operating plan, we anticipate that further capital will be required during the next twelve months to satisfy our expected increased working capital and research and development requirements for the new products. We are currently exploring alternatives to fulfill our financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stock holders and us. If needed funds are not available, we may be required to curtail our operations, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

YEAR 2000 ISSUES
----------------

     The Year 2000 presents concerns for business and consumer computing. Aside from the well-known problems with the use of certain 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year, and dates such as 9/9/99 were used by certain organizations for special functions. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PCs, and embedded systems. The consequences of the Year 2000 issue may include systems failures and business process interruption.Even though none of the Company's products use dates, and therefore there are no Year 2000 issues over which the Company has direct control, the Company is continuing to test its products and gather and produce information about the Company impacted by the Year 2000 transition.

     The Year 2000 issue also affects the Company's internal systems, such as billing and word processing. The Company is assessing the readiness of its systems for handling the Year 2000, and has started the remediation and certification process. Although assessment, testing, and remediation is still underway, management currently believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Company will be creating contingency plans for critical processes that rely on internal systems.

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

     WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE. For the period January 1, 1999 to September 30, 1999 we incurred a net loss of $534,639. For the fiscal year ended December 31, 1998 we had a net loss of $1,664,670. At September 30, 1999 our accumulated deficit was $6,531,740. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

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

     IF WE DO NOT ACHIEVE COMMERCIAL ACCEPTANCE OF OUR INTERNET 3D E-COMMERCE SOLUTION PRODUCTS. We are currently re-focusing the Company to provide 3D e-commerce solutions for the Internet that take advantage of our patented 3D technology. We believe both consumers and businesses, participating in e-commerce on the Internet, will benefit substantially from the products that we will develop therefore creating market demand for these products. In designing our products for e-commerce on the Internet, we will have to make certain assumptions about consumer preferences, retailers needs, and the availability of anticipated Internet related technology advances. Inaccurate assumptions on our behalf, for any of these categories, will likely downgrade market acceptance of our Internet 3D e-commerce solution products. If market acceptance of these products is less than we have forecasted, future results of the company will be adversely affected.

     IF EMERGING TECHNOLOGIES PROVIDE ALTERNATIVES WITH EQUAL OR BETTER BENEFITS OF OUR TECHNOLOGY. We believe that our current level of 3D technology for the creation of 3D content provides businesses and consumers with benefits that are unavailable from competitive technologies. We can only make this evaluation against other products that have been released and available for public consumption. Our competitive analysis cannot evaluate products that are currently under development by other companies. The explosive growth of e-commerce over the Internet is sufficient incentive for many companies to invest in technologies that may provide products that offer similar or better consumer and business benefits than will our products. It is essential that we execute our Internet e-commerce solution strategy very quickly in order to stay ahead of the competition's product offerings in this marketplace. Our time to market with our future products is dependent on our ability to raise adequate capital funding as described above.

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

Item 2. Changes in Securities.

     Recent Sale of Securities.
     -------------------------

     (a) Investment by accredited Investors. On August 2, 1999, the Company sold 35,000 shares of its Common Stock pursuant to Rule 506 of the Securities Act of 1933 to an accredited investor for total cash consideration of $3,500.

     (b) Exercise of Option by Argoquest 7, LLC. On October 12, 1999, Argoquest 7, LLC, exercised an option to purchase 800,000 shares of Common Stock at a price of $0.10 per share for total cash consideration received by the Company of $80,000. At the time of exercise, Argoquest 7, LLC was an acredited investor.

Item 3. Defaults Upon Senior Securities.

     For the last three quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 the Company has failed to pay the quarterly dividends on the Preferred Stock in the amount of total $3,000 per quarter bringing the total amount in arrears to $9,000.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

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

               10.20 Engagement Letter between the Company and Averil & Associates dated April 1, 1999, (incorporated by reference to
               Exhibit 10.20 of the Quarterly Report on Form 10-QSB filed on August 13, 1999.

               10.21 Equity Agreement between the Company and Alex Sandel dated June 2, 1999, attached hereto. (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed on August 13, 1999.

          (27) Financial Data Schedule

               27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the period covered by this report.

     The following  Exhibit Index sets forth the Exhibit attached hereto.

                                 EXHIBIT INDEX
                                 -------------

     Exhibit        Description
     -------        -----------
     None


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

                                             SYNTHONICS TECHNOLOGIES, INC.
                                             A Utah Corporation




Dated:  November 12, 1999                    /s/   F. Michael Budd
                                             ----------------------------------
                                             By:  F. Michael Budd
                                             Its: President,
                                                  Chief Executive Officer and
                                                  Principal Financial and
                                                  Accounting Officer