Form 10KSB
period 1999-12-31
SYNTHONICS TECHNOLOGIES INC
filed 2000-04-14
CIK 1038370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended: December 31, 1999
                                         -----------------

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ____ to ____

                  ---------------------------------------------
                         Commission File Number: 0-24109


                        SYNTHONICS TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


    Delaware                                                  87-0302620
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

31324 Via Colinas, Suite 106, Westlake Village, CA             91362
----------------------------------------------------    ------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1999 were $157,737.

     The aggregate market value of the voting stock held by non-affiliates as of April 10, 2000 computed based on the average of the bid and ask prices reported on the OTC Bulletin Board, was $6,569,885.

     The number of shares outstanding of the registrant's common stock as of April 10, 2000 was 28,421,679.

     Documents Incorporated by Reference:  See Exhibit Index.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          SYNTHONICS TECHNOLOGIES, INC.

                                    FORM 10-KSB

                   For The Fiscal Year Ended December 31, 1999

                                      INDEX

                                                                          Page
                                     PART I

Item 1. Description of Business .........................................  1

Item 2. Description of Properties .......................................  10

Item 3. Legal Proceedings ...............................................  10

Item 4. Submission of Matters to a Vote of Security Holders .............  11


                                     PART II

Item 5. Market for Common Equity and Related
        Stockholder Matters .............................................. 11

Item 6. Management Discussion and Analysis or Plan of Operation .......... 12

Item 7. Financial Statements ............................................. 16

Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosures ........................................ 36

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act ....... 36

Item 10. Executive Compensation .......................................... 40

Item 11. Security Ownership of Certain Beneficial Owners and Management .. 41

Item 12. Certain Relationships and Related Transactions .................. 43

Item 13. Exhibits and Reports on Form 8-K ................................ 45

Signatures ..............................................................  48

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     General
     -------

     Synthonics Technologies, Inc. (the "Company") has developed a core technology, called Rapid Virtual Reality(TM) that enables the creation of accurate photo-realistic, affordable 3D graphical content that is comprised of very small computer file sizes. Ideally suited for any application requiring Internet transfer of 3D content, we believe that there are no other solutions available that provide a comparable cost/benefit ratio in meeting 3D content requirements for markets such as E-Commerce, Distance Learning, and Patient Medical Consultation.

     The Company embarked on the commercialization of its proprietary technology during 1998 and is now primarily focused on providing businesses with e-commerce solutions where the access to accurate 3D databases and graphics, in real-time by their consumers, will positively influence the purchase decision. Prior to that time, all efforts were devoted to market research, technology concept definition, technology design, and technology validation.

     Synthonics Technologies, Inc., was organized under the laws of the State of Utah on March 27, 1974, under the name "Columbine Financial Corporation." The Company was originally incorporated for the purpose of engaging in the real estate development business in the State of Utah. No business activities were engaged in and the company became inactive and remained so until 1978 when it was reactivated and commenced business in the State of California for the purpose of originating loans on swimming pools construction, primarily in Southern California. The loan origination business operations ceased in 1991. The Company was reclassified as a development stage company and began seeking new business opportunities believed to hold a potential profit.

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

     Synthonics Incorporated, a California Corporation (now a wholly owned subsidiary of the Company) was founded in August 1993. Its primary focus since its founding has been to develop technology that will have an extremely positive impact on any industry where success can be enhanced by improving measurement accuracy, eliminating dangerous environments, extending human vision capabilities, or replacing animation with realism. Synthonics Incorporated's charter, since its acquisition by the Company, has been to continue to advance the Company's core technology.

     On September 16, 1996, the Company changed its name to "Synthonics Technologies, Inc". On November 4, 1996, the Company qualified itself as a foreign corporation in the State of California. On April 28, 1998, the Company filed its Form 10SB12G with the SEC to become a fully reporting public company. On December 23, 1999, the Company reincorporated under the laws of the State of Delaware.

     Strategy
     --------

     Synthonics has determined that certain vertical markets require more sophisticated intelligence be made available to its consumers in order for those markets to take advantage of the explosive growth associated with e-commerce channels. We believe that many current e-commerce solutions fall short in providing consumers the comfort level they are seeking in order to complete a purchase outside of the in-store environment. Consequently, many potential e-commerce consumers use on-line resources to sort and compare products but then feel it necessary to visit a store to complete the purchase. We have developed a strategy that addresses the concerns of these consumers.

     Through utilization of our own proprietary 3D technology, along with other third party technologies, we have developed a national e-commerce enabling program that can dramatically improve the functionality of any online or offline shopping experience. We are concentrating our efforts on e-commerce where the interface is with the business - a business-to-business solution. In doing so, the customer acquisition is not a requirement of Synthonics but rather the responsibility of businesses with sound marketing infrastructures already in place. We are targeting businesses that have products that meet the following criteria:

     o Items where the probability and ease of purchase is increased and enhanced through the use of 3D modeling.

     o    Items  where  the  potential   markets  are  large  and  have  clearly
          identifiable product extensions.

     o Higher ticket items or large scale programs where photographs and standard spec sheets don't provide enough information to make a final purchase decision.

     o Items that are or can be sold through multi-channel distribution systems.

     Our solution is expected to provide personalized information that we believe will greatly enhance the consumer's comfort level that the product they order is going to meet their individual needs without having to physically examine the product. We will be able to provide this service due to our proprietary 3D content creation technology. Using our e-commerce solutions, we believe consumers will be able to match sizes to their body proportions, to compare products or styles in side-by-side comparisons, to place accurate and photo-realistic models of the product into personalized 3D environments and to extract any measurement from the product that is important to their personal use of the product. Additionally, the consumer will be able to examine the product, no matter how large, as if he or she were holding it in his or her hands.

     We have designed our e-commerce solutions to be very flexible so that our business customers will be able to take advantage of multi-channel approaches for the marketing of their products. We envision our solutions being delivered to consumers in the following manners:

     o Digital Catalogs - Catalogs are used extensively in several vertical markets as a primary method of presenting and selling products. Catalog consumers are those who have limited access to the store - either due to time constraints or physical location - and use catalogs due to the convenience they provide. Catalog consumers have also demonstrated that they will purchase products without having to physically interact with them.

     o Kiosks - A growing trend at retail locations is to provide product information on kiosks for the convenience of the consumer. This approach enables consumers to avoid sales personnel, to compare products, and to access products that may only be at other locations.

     o Internet - Most retailers have now opened or are planning to open an Internet channel of distribution. These may take the form of its own website or it may use a portal site to merchandise their products electronically. Our Internet solution is designed to run seamlessly across the Internet as a totally web-based solution and to run as an application within any manufacturer's or retailer's website.

     We believe that brand awareness and enhancement is a very important attribute required to support multi-channel marketing of one's products. We have designed our e-commerce solutions to take on the unique identities of our business customers while, at the same time, broadcasting our own brand as the core technology within the solution.

     Products and Services
     ---------------------

     Current Products - Synthonics has two other products that are currently available. We published a CD-ROM for the Smithsonian Institution, located in Washington D.C., that is currently sold through the Smithsonian gift shops and by several educational products distributors. The CD-ROM is entitled The Smithsonian Museum Collection and is a virtual 3D tour of the Smithsonian collections offering more than one hundred hours of edutainment.

     We have licensed our Picture Modeler, a 3D content creation product, to Evans & Sutherland, located in Salt Lake City, UT, as a component in their recently released RapidSITE 3D visualization product for the architectural market. Picture Modeler enables the easy and rapid creation of accurate 3D models of building structures that are comprised of small file sizes.

     E-commerce Solutions - Our Digital Double program has been created to address the needs of businesses selling many types of products. The first solution that will be available is the Digital Double for Apparel version. As is the case with other vertical markets, most all retailers and manufacturers of apparel have launched or are launching e-commerce initiatives in order to attract and hold the rapidly growing number of convenience and value driven consumers. The apparel market also currently contains a very large segment of catalog users. We believe consumers who have decided to shop by way of catalogs are ideal candidates for conversion to e-commerce shoppers as they are comfortable "buying without touching" and are used to the order fulfillment process.

     The Digital Double for Apparel product allows consumers to create their own personal 3D mannequin that is shaped to their body proportions from simple measurements that anyone can collect by them self in the convenience of their home. Once the measurements are entered, the mannequin instantly morphs to the new body proportions. As the consumer then views the many styles of clothing available, his or her correct size is determined for each and every garment included in the inventory. Details concerning specific fit are also available enabling a consumer to conclude that the fit is okay as is, the garment can be altered, or the particular fit in this style isn't going to work - all before making a purchase, paying for shipping and then having to return the item. Finally, the consumer can dress his or her personal mannequin with the garments he or she is interested in and then mix and match outfits in side-by-side comparisons.

     The Digital Double for Apparel product will be able to be delivered to consumers as a mailed digital catalog, at a kiosk or over the Internet. In all cases we believe it will positively impact the number one problem (returns for wrong size or improper fit) associated with online and mail order purchases of apparel. We are not aware of any competitive and practical "size intelligent" e-commerce solution available today within the Apparel industry.

     After securing customers within the apparel market, we intend to launch e-commerce solutions for other vertical markets such as furniture, automotive, real estate and others.

     Patents
     -------

     Synthonics believes its technology to be unique in its approach and application. We are dedicated to the protection of our trade secrets and source code through tight security, the advancement of the technology, and the establishment of strong patent protection. Therefore, we have retained a prominent legal firm to develop and submit patent applications for several technologies that the Company views as patentable. To date the Company has been granted nine patents by the U.S. Patent & Trademark Office. A brief description of each patent issued to date is included below:

Patent 1.
--------
U.S. Patent:   #5,661,518

Title: Methods and apparatus for the creation and transmission of 3D images.

Issue Date:    August 26, 1997

Description:   Anaglyph generating technique that minimizes eye strain and color loss. Technique for aligning two images for stereo viewing.

Patent 2.
--------
U.S. Patent:   #5,699,444

Title: Methods and apparatus for using image data to determine camera location and orientation.

Issue Date:    December 16, 1997

Description:   Able to  precisely  locate  camera  within six degrees of freedom
               (x-axis, y-axis, z-axis, tilt, rotation, and azimuth) in free space with only a 3 point calibration target and knowledge of the camera focal length. Greatly reduces the cost of 3D content generation.

Patent 3.
--------
U.S. Patent:   #5,742,291

Title:         Method and apparatus for creation of three-dimensional images.

Issue Date:    April 21, 1998

Description:   Technique for morphing a baseline 3D wireframe  into a new shape.
               Greatly speeds up the process of generating unique 3D wire frames.

Patent 4.
--------
U.S. Patent:   #5,742,330

Title: Methods and apparatus for the creation and transmission of 3-dimensional images.

Issue Date:    April 21, 1998

Description:   Technique  for  minimizing  disturbances  and to  compensate  for underexposure when transmitting 3D color television images. Will benefit high definition transmissions.

Patent 5.
--------
U.S. Patent:   #5,748,199

Title: Method and apparatus for converting a two-dimensional motion picture into a three-dimensional motion picture.

Issue Date:    May 5, 1998

Description:   Technique for  constructing  wire frames of object from frames of
               2D movie film and then photo-realistically rendering. Enables original blockbuster 2D movies to be converted to 3D virtual reality experiences without re-shooting movie.

Patent 6.
--------
U.S. Patent:   #5,793,372

Title: Methods and apparatus for rapidly rendering photo-realistic surfaces on 3-dimensional wire frames automatically using user defined points

Issue Date:    August 11, 1998

Description:   Technique that accurately and rapidly aligns the photo-texture on the 3D wire frame. Enables inexpensive, realistic appearing 3D graphical content to be generated.

Patent 7.
--------
U.S. Patent:   #5,969,722

Title: Methods and apparatus for creation of three-dimensional wire frames and for three-dimensional stereo morphing.

Issue Date:    October 19, 1999.

Description:   Technique that  accurately  and rapidly  creates wire frames from standard shapes  (primitives) with the use of a light source that
               is  projected   onto  a  featureless   object  to  create  visual
               definition. Enables inexpensive, realistic appearing 3D graphical content to be generated.

Patent 8.
--------
U.S. Patent:   #6,037,971

Title: Methods and apparatus for the creation and transmission of 3-dimensional images.

Issue Date:    March 14, 2000

Description:   Techniques  for  compensating  for  over  or  underexposure  in a particular image plane are deployed as well as techniques for minimizing subjective disturbance when viewing relatively pure color regions of a 3-dimensional image and for transmission of 3-dimensional color television images to users. Optimizes stereo performance with red/blue glasses.

Patent 9.
--------
U.S. Patent:   #6,041,140

Title: Apparatus for interactive image correlation for three dimensional image production.

Issue Date:    March 21, 2000

Description:   A hardware  accelerator  board utilizes field  programmable  gate arrays  that  can be  reprogrammed  on  the  fly  during  program execution to achieve  dedicated  hardware  processing  speeds and greater  flexibility  than  provided by  compiled or  interpreted software.  The  accelerator  board is used to permit  the user to interact with the computer system in which the board is installed to interactively  produce a correlation of two images of the same scene.  Correlated  images are used to determine depth of objects in  the  scene  shown  in the  correlated  images.  A  production
               automation   technique  for  hardware   accelerated  creation  of
               3-dimensional content.

     Several additional patent applications are currently pending both internationally and in the United States. Although the Company believes its patent position to be strong, the extent to which patents provide a commercial advantage or inhibit the development of competing products varies.

     Employees
     ---------

     As of March 27, 2000, the Company had seven employees, none of whom are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

     Research and Development
     ------------------------

     The Company invests significantly in the development of products for new applications. Only patent related costs are capitalized. All other costs, including salaries and wages of employees included in research and development, are expensed as incurred. Most of the Company's research and development efforts are in connection with the advancement of its Rapid Virtual Reality(TM) technology and how it applies to the needs of e-commerce consumers.

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

     WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE. For the period January 1, 1999 to December 31, 1999 we incurred a net loss of $983,277. For the fiscal year ended December 31, 1998 we had a net loss of $1,664,670. At December 31, 1999 our accumulated deficit was $6,980,378. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

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

     IF WE DO NOT ACHIEVE COMMERCIAL ACCEPTANCE OF OUR INTERNET 3D E-COMMERCE SOLUTION PRODUCTS. We are currently focusing the Company to provide 3D e-commerce solutions for the Internet that take advantage of our patented 3D technology. We believe both consumers and businesses, participating in e-commerce on the Internet, will benefit substantially from the products that we will develop therefore creating market demand for these products. In designing our products for e-commerce on the Internet, we will have to make certain assumptions about consumer preferences, retailer's needs, and the availability of anticipated Internet related technology advances. Inaccurate assumptions on our behalf, for any of these categories, will likely downgrade market acceptance of our Internet 3D e-commerce solution products. If market acceptance of these products is less than we have forecasted, future results of the company will be adversely affected.

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

     IF WE ARE UNABLE TO RETAIN AND UTILIZE KEY PERSONNEL. As an early stage company, we are particularly dependent on a limited number of individuals to execute our business plan. At present, all our officers and directors fall in to the category of key individuals as each is counted upon for contributions to our success. We have employment contracts with our Chief Executive Officer, F. Michael Budd, and our Chief Technical Officer, Charles S. Palm, our only full time officers. We have been unable to pay either of these employees the compensation amounts called for in their employment contracts during the past several fiscal quarters. Each employment contract can be terminated with thirty days notice to the Company. If either of these individuals were to terminate employment in the near future, it will have an adverse affect on our financial performance. Our directors are all individuals who are employed full time by other, non-competing, companies. As such, involvement of these directors in the day-to-day running of the business is not practical due to conflicts of interest for their time. At any given time, any of our directors may be unavailable to us due to the demands of their employers and this may have an adverse affect on the financial results of the business.

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

     Impact of Year 2000
     -------------------

     During 1999 we completed our remediation and testing of management support systems. Because of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. We did not incur any significant expenses during 1999 in conjunction with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own any real property. The Company currently occupies approximately 2,430 square feet of space where it maintains its administrative and development offices that are located at 31324 Via Colinas, Suite 106, Westlake Village, California 91362. The space is in good condition and the Company leases this space from Westlake Village Industrial Park. Westlake
Village Industrial Park is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. The current lease expires on August 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any pending, nor is it aware of any threatened, legal proceedings which it believes could reasonably be expected to have a material adverse effect on its business, operating results or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 3, 1999 a Special Meeting of shareholders was held for the purpose of:

     1. To consider and vote upon a proposed change in the Company's state of incorporation from Utah to Delaware.

     2. To approve a the 1999 stock option plan authorizing the issuance of 10,000,000 shares of Common Stock.

     (a)  Reincorporation in Delaware

     At the Special Meeting of shareholders, the shareholders approved a reincorporation in Delaware through a merger of Synthonics Technologies, Inc., a Utah corporation (the "Company"), with and into its wholly owned subsidiary, Synthonics Technologies Mergercorp., a Delaware corporation ("Synthonics Delaware"). There were 28,421,679 shares entitled to vote with 18,743,742 voting in favor of the proposal and 6,025 voting against the proposal.

     The reincorporation became effective on December 23, 1999. The reincorporation effects only a change in the legal domicile of the Company. It did not result in any change of the name, business, management, employees, fiscal year, assets or liabilities, trading symbol ("SNNT") or location of any of the facilities of the Company. Pursuant to the Agreement and Plan of Merger between the Company and Synthonics Delaware, each share of the Company's common stock, par value $.01 per share, was automatically converted into one share of Synthonics Delaware common stock, par value $.01 per share. Each share of the Company's Class A Preferred Stock issued and outstanding prior to the reincorporation was automatically converted into one share of Class A Preferred Stock of Synthonics Delaware.

     (b)  Approval of 1999 Stock Option Plan

     At the Special Meeting, shareholders also approved a new stock option plan (the "1999 Plan") authorizing the issuance of 10,000,000 shares of common stock of the Company. There were 28,421,679 shares entitled to vote with 17,170,151 voting in favor of the proposal and 593,616 voting against the proposal.

     The reincorporation and the rights and terms of the 1999 Plan are more fully described in the Company's proxy statement filed November 19, 1999 which is incorporated herein by reference.

     No other matters were submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the fourth quarter of the fiscal year covered by this report.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SNNT". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the fiscal year ended December 31, 1999.

          Fiscal 1999              High           Low
          --------------           -------        ------
          First Quarter            $0.625         $0.250
          Second Quarter           $0.310         $0.130
          Third Quarter            $0.280         $0.070
          Fourth Quarter           $0.531         $0.070

     There were approximately 600 holders of record of the Company's Common Stock and one holder of record of the Company's Preferred Stock as of December 31, 1999.

     The Company has never declared or paid any cash dividend on its shares of Common Stock.

     During the fiscal years ended December 31, 1997, 1998 and 1999, Synthonics issued shares of its Common Stock for the purpose of raising operating capital and repayment of debt. The Company believes all such sales were exempt from registration under the Securities Act of 1933 by reason of Section 4 (2) and Regulation D thereunder. The transactions for each year are described below:

     Year                Shares Issued          Proceeds
     ---------------------------------------------------------
     1999                8,470,400              $1,231,908
     1998                2,127,892              $1,143,280
     1997                1,921,354              $  889,615

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION RESULTS

     Cautionary Forward-Looking Statement
     ------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three-dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The following discussion and analysis should be read together with the Annual Report of Synthonics, Consolidated Financial Statements of Synthonics and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Synthonics for the years ended December 31, 1999 and December 31, 1998. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking Statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998.
-----------------------------------------------------------------------

     NET SALES decreased 69.2% for the year ended December 31, 1999 to $157,737 from $512,217 for the year ended December 31, 1998. The majority of sales during the year ended December 31, 1999 were from ongoing revenue contracts. Sales of the Smithsonian CD-ROM were $91,971. In addition, $40,000 in sales was generated during this period from the Company's agreement to license its new software product called Picture Modeler. The balance of sales during the twelve months of fiscal 1999 was derived from 3D content creation services rendered. During the twelve months of fiscal 1998, the Company launched its sales of the Smithsonian CD-ROM entitled The Smithsonian Museum Collection and provided content creation and software development services to two customers accounting for the majority of its sales in that time period.

     GROSS PROFIT decreased 46.8% in the year ended December 31, 1999 to $64,968 from $121,662 in the year ended December 31, 1998. This decrease in the gross profit for fiscal 1999 can be attributed to the reduction in sales for the same time period. Gross profit as a percentage of sales increased to 41.2% for fiscal 1999 as compared to 23.7% for fiscal 1998.

     OPERATING EXPENSES decreased to $1,008,522 for the year ended December 31, 1999 from $1,733,919 for the year ended December 31, 1998. The decrease in operating expense is primarily due to a decrease in staffing during fiscal 1999. Overall, the reduction in operating expenses reflects the Company's efforts to consolidate and cut costs while it attempts to redefine its overall strategy from that of a 3D software tools provider to that of an Internet 3D e-commerce solution provider.

     PRODUCTION COSTS for the year ended December 31, 1999 were $91,849 or 58.2% of sales as compared to $447,073 or 87.3% of sales for the year ended December 31, 1998. Production costs decreased due to the fact that during 1998, the Company had additional costs related to the preparation of the Smithsonian CD-ROM for its release in October 1998. During fiscal year 1999, production costs have been primarily associated with the 3D content creation services provided to the Smithsonian Institution and the development of the first product for the Company's Internet solution initiative.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $498,719 and $716,365 for the years ended December 31, 1999 and 1998, respectively. The decrease in expense reflects the cost reduction effort underway with the re-focusing of the Company to that of an Internet e-commerce solution provider.

     RESEARCH AND DEVELOPMENT EXPENSES totaled $320,754 and $432,858 for the years ended December 31, 1999 and 1998, respectively. The decrease is primarily the result of a reduction in development required for the products being prepared for the Company's joint venture affiliate, Acuscape International, Inc. Expenditures on research and development are expected to increase in future periods, particularly in connection with the Company's shift in strategy to electronic commerce solutions and the investigation and/or development of additional product lines.

     We wrote off $7,710 of uncollectible receivables during the year ended December 31, 1999. A total of $2,060 of uncollectible receivables were written off during the year ended December 31, 1998.

     As a result of the foregoing factors, we had a net loss of $983,277 for the year ended December 31, 1999 as compared to a net loss of $1,664,270 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to complete the products necessary for the Company's Internet initiative and to advance its core technology used in the creation of 3D content. Additionally, funds are required to promote future business development. Working capital for the year ended December 31, 1999 was funded primarily through the sale of equity, the assumption of debt and the collection of accounts receivable.

     Net cash used in operating activities during the year ended December 31, 1999 was primarily attributable to a net loss of $983,277. Net cash used in investing activities in the year ended December 31, 1999 was due primarily to costs associated with patent filings. Net cash provided by financing activities for the year ended December 31, 1999 was $761,097 compared to $1,464,833 during the year ended December 31, 1998. In May 1999 a warrant was exercised for 120,000 shares of Common Stock at $0.20 per share providing $24,000 in cash, and in June 1999, we closed a private placement of 2,535,000 shares of our Common Stock, which were issued to three investors. The private placement raised aggregate proceeds of $253,500, offset by $13,692 of selling expenses and $12,000 for dividends accrued to be paid to Preferred Stock shareholders. In October 1999 an option was exercised for $80,000. In December 1999 $500,000 came into the Company via a convertible debt agreement.

     In May of 1999, we had notes payable in the amount of $850,000 come due. We chose to exercise our option, per the terms of the notes, to issue Common Stock in lieu of cash in order to pay off the principal and the majority of outstanding interest associated with these notes. In doing so, we issued a total of 5,005,000 shares of our Common Stock to the holders of these notes.

     At present, our anticipated capital commitments are primarily for the expenditures associated with the overhauling of our infrastructure, creating of marketing demonstrations, pursuing strategic alliances, and pursuing capital funding. We estimate that our current cash balance is not sufficient to meet our needs through the first quarter of fiscal 2000. Based on our current operating plan, we anticipate that further capital will be required during the next twelve months to satisfy our expected increased working capital and research and development requirements for the new products. We are currently exploring alternatives to fulfill our financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stock holders and us. If needed funds are not available, we may be required to curtail our operations, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

ITEM 7.   FINANCIAL STATEMENTS

                          SYNTHONICS TECHNOLOGIES, INC.

                          Audited Financial Statements
                     December 31, 1999 and December 31, 1998

     Independent Auditors' Report ...................................... 16
     Consolidated Balance Sheets ....................................... 17
     Consolidated Statements of Operations ............................. 18
     Consolidated Statements of Stockholders' Equity ................... 19
     Consolidated Statements of Cash Flows ............................. 21
     Notes to Consolidated the Financial Statements .................... 22

                     Report of Independent Auditors' Report

The Board of Directors and Stockholders
Synthonics Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Synthonics Technologies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synthonics Technologies, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency and has incurred significant recurring losses, which have resulted in an accumulated deficit and a deficit in stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /S/ Ernst & Young LLP
                                                               Ernst & Young LLP
                                                                  April 10, 2000
                                                         Los Angeles, California

                          Synthonics Technologies, Inc.
                           Consolidated Balance Sheets


                                                                   December 31
                                                                1999           1998
                                                            ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                $    294,583   $     271,665
   Accounts receivable, net                                          302          15,117
   Accounts receivable, related                                   31,620          31,620
                                                            ----------------------------
Total current assets                                             326,505         318,402

Property and equipment, net                                       34,444          79,855

Intangibles, net                                                 181,314         188,348
Deferred financing costs                                          82,441             -
Deposits                                                           4,495          13,947
                                                            ----------------------------

Total assets                                                $    629,199       $ 600,552
                                                            ============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable                                                 215,534         302,796
Accounts payable, related                                        195,661          47,366
Other accrued expenses                                            14,440          14,187
Notes payable                                                        -           850,000
                                                            ----------------------------
Total current liabilities                                        425,635       1,214,349

Convertible notes payable                                        500,000             -

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred  stock;  550,000  Class A shares
    authorized  of $10.00  par value, 10,000
    sahres issued and outstanding;
    20,000,000 Class B Shares authorized $0.01 par value
    no shares issued and outstanding                             100,000         100,000
   Common Stock; 100,000,000 shares authorized of
    $0.01 par value, 28,421,679 and 19,951,279 shares
    issued and outstanding in 1999 and 1998, respectively        284,217         199,513
   Additional paid-in capital                                  6,299,725       5,083,791
   Accumulated deficit                                        (6,980,378)     (5,997,101)
                                                            ----------------------------
Total stockholders' equity (deficit)                            (296,436)       (613,797)
                                                            ----------------------------
Total liabilities and stockholders' equity (deficit)        $    629,199   $     600,552
                                                            ============================

See accompanying notes.

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Operations

                                                                      Year ended December 31
                                                                1999           1998            1997
                                                            -------------------------------------------
Net sales                                                   $    157,737   $     512,217   $    417,574
Cost of goods sold                                                92,769         390,555        264,850
                                                            -------------------------------------------
Gross profit                                                      64,968         121,662        152,724

Expenses:
   Research and development                                      320,754         432,858        753,014
   Production costs                                               91,849         447,073            -
   General and administrative                                    498,719         716,365        830,415
   Depreciation and amortization                                  89,490         135,563        110,979
   Bad debt expense                                                7,710           2,060         34,780
                                                            -------------------------------------------
Total expenses                                                 1,008,522       1,733,919      1,729,188
                                                            -------------------------------------------

Loss from operations                                            (943,554)     (1,612,257)    (1,576,464)

Other income (expense):
   Other income                                                    1,168             -            2,104
   Interest income                                                 2,424           9,446          6,603
   Interest expense                                              (36,650)        (59,459)        (9,142)
                                                            -------------------------------------------
Total other income (expense)                                     (33,058)        (50,013)          (435)
                                                            -------------------------------------------

Loss before provision for income taxes                          (976,612)     (1,662,270)    (1,576,899)

Provision for income taxes                                         6,665           2,400          1,700
                                                            -------------------------------------------
Net loss                                                        (983,277)     (1,664,670)    (1,578,599)
Dividends on preferred stock                                      12,000          24,000         15,000
                                                            -------------------------------------------
Net loss applicable to common shareholders                  $   (995,277)  $  (1,688,670)  $ (1,593,599)
                                                            ===========================================

Net loss per common share - basic and diluted
                                                            $      (0.04)  $       (0.09)  $      (0.10)
                                                            ===========================================

Weighted average number of shares
  outstanding - basic and diluted                             24,629,271      19,135,167     16,398,006
                                                            ===========================================

See accompanying notes.

                          Synthonics Technologies, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                 Preferred Stock           Common Stock        Additional
                                                --------------------------------------------    Paid-In    Accumulated
                                                Shares    Amount       Shares      Amount       Capital      Deficit     Total
                                                ------------------------------------------------------------------------------------
Balance at January 1, 1997                          -     $     -     15,902,033  $  159,020  $  3,091,389  $ (2,753,832) $ 496,577
 Common stock issued upon exercise of warrants      -           -        517,000       5,170       239,830           -      245,000
 Common stock issued upon exercise of options
   at $0.22 per share                               -           -        688,500       6,885       144,862           -      151,747
 Common stock issued to acquire Christopher
   Raphael, Inc. at $0.52 per share                 -           -         10,000         100         5,100           -        5,200
 Common stock issued to replace original shares
   Synthonics, Inc. recorded at predecessor cost    -           -        179,700       1,797        (1,797)          -           -
 Common stock issued for services rendered
   at $1.00 per share                               -           -         25,154         252        24,903           -       25,155
 Common stock issued in exchange for the
   forfeiture of 750,000 stock options              -           -        501,000       5,010       243,990           -      249,000
 Preferred stock issued for cash at $10.00 per
   share net of stock offering costs of $50,620  50,000     500,000          -           -         (50,620)          -      449,380
 Additional capital contributed                     -           -            -           -         279,133           -      279,133
 Dividends on preferred stock declared,
   $0.30 per share                                  -           -            -           -         (15,000)          -      (15,000)
 Net loss                                           -           -            -           -             -      (1,578,599)(1,578,599)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1997                     50,000     500,000   17,823,387     178,234     3,961,790    (4,332,431)   307,593
 Common stock issued for cash at
   $0.65 per share, net of stock offering
   costs of $30,176                                 -           -        550,002       5,500       321,824           -      327,324
 Common stock issued in lieu of debt                -           -         90,875         909        54,560           -       55,469
 Common stock issued for services rendered
   at $0.66 per share                               -           -         34,815         348        22,630           -       22,978
 Conversion of preferred shares to common
   shares                                       (40,000)   (400,000)     615,200       6,152       393,848           -          -
 Common stock issued upon exercise of warrants      -           -        837,000       8,370       263,130           -      271,500
 Dividends on preferred stock declared,
   $1.20 per share                                  -           -            -           -         (24,000)          -      (24,000)
 Additional capital contributed                     -           -            -           -          90,009           -       90,009
 Net loss                                           -           -            -           -             -      (1,664,670)(1,664,670)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1998                     10,000       100,000 19,951,279     199,513     5,083,791    (5,997,101)  (613,797)

See accompanying notes.

                          Synthonics Technologies, Inc.


                                                 Preferred Stock           Common Stock        Additional
                                                ----------------------------------------------- Paid-In    Accumulated
                                                Shares    Amount       Shares      Amount       Capital      Deficit     Total
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1998                     10,000   $ 100,000   19,951,279  $  199,513  $  5,083,791  $ (5,997,101) $(613,797)
 Common stock issued in lieu of debt                -           -      5,015,400      50,154       846,946           -      897,100
 Common stock issued for cash, net of
   stock offering costs of $13,692                  -           -      2,535,000      25,350       214,188           -      239,538
 Common stock issued upon exercise of stock
   options and warrants                             -           -        920,000       9,200        94,800           -      104,000
 Compensation expense for stock options
   issued for services rendered                     -           -            -           -          72,000           -       72,000
 Dividends on preferred stock declared,
   $1.20 per share                                  -           -            -           -         (12,000)          -      (12,000)
 Net loss                                           -           -            -           -             -        (983,277)  (983,277)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1999                     10,000   $ 100,000   28,421,679  $  284,217  $  6,299,725  $ (6,980,378) $(296,436)
                                                ====================================================================================

See accompanying notes.

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows


                                                                      Year ended December 31
                                                                1999           1998            1997
                                                            -------------------------------------------

Operating activities
Net loss                                                    $   (983,277)  $  (1,664,670)  $ (1,578,599)
Adjustments to reconcile net loss to net cash used by
   by operating activities:
     Depreciation and amortization                                89,490         135,563        110,979
     Stock and non-employee stock options issued for
      for services                                                76,389          22,978        274,155
     Changes in assets and liabilities:
       Accounts receivable and accounts
         receivable - related                                     14,815         (38,405)        (7,244)
       Prepaid expenses and deposits                               9,452           3,803          5,801
       Accounts payable and accounts payable - related           103,744         229,597        (39,327)
       Accrued expenses                                          (11,747)       (107,278)       (10,157)
                                                            -------------------------------------------
Net cash used in operating activities                           (701,134)     (1,418,412)    (1,244,392)

Investing activities
Proceeds from disposal of fixed assets                               -             3,605            -
Purchase of fixed assets                                          (3,531)         (7,562)       (18,530)
Patent costs                                                     (33,514)        (82,409)      (126,459)
                                                            -------------------------------------------
Net cash used in investing activities                            (37,045)        (86,366)      (144,989)

Financing activities
Payments on notes payable                                            -           (50,000)           -
Cash proceeds from the issuance of notes payable                 500,000         850,000         50,000
Deferred financing costs                                         (82,441)            -              -
Capital contributions                                                -            90,009        279,133
Dividends paid                                                       -           (24,000)           -
Issuance of common and preferred stock                           343,538         598,824        846,127
                                                            -------------------------------------------
Net cash provided by financing activities                        761,097       1,464,833      1,175,260
                                                            -------------------------------------------

Net increase (decrease) in cash                                   22,918         (39,945)      (214,121)
Cash at beginning of year                                        271,665         311,610        525,731
                                                            -------------------------------------------
Cash at end of year                                         $    294,583   $     271,665   $    311,610
                                                            ===========================================

Supplemental cash flow information
  Cash paid for:
   Interest                                                 $        503   $      47,709   $      9,142
   Income taxes                                             $      6,665   $       2,400   $        900

Noncash financing activities
Stock issued in conversion of debt to common stock          $    897,100   $      55,469   $        -
Stock issued for acquisition of subsidiary                  $        -     $         -     $      5,200


See accompanying notes.

                          Synthonics Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Organization and Description of Operations

Synthonics Technologies, Inc. (STI) was incorporated on March 27, 1974 under the state laws of Utah and was reincorporated in the state of Delaware in December 1999. STI engages in the design, development and marketing of computer-interactive and computer-automated image analysis software and hardware products. The consolidated financial statements presented are those of STI and its wholly-owned subsidiaries, Synthonics Incorporated and Christopher Raphael, Inc. (CRI). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the presentation in 1999.

On October 1, 1997, STI purchased CRI, a general design and print brokerage company, for $5,200 by issuing 10,000 shares of its common stock in exchange for 100% of the issued and outstanding stock of CRI. The common stock issued was valued at its trading price on the date of acquisition of $0.52 per share. The acquisition was accounted for as a purchase. The Company recorded $98,184 as the excess of the purchase price over the fair value of the net tangible assets of CRI. The excess was amortized over a two year period resulting in amortization expense in the amounts of $0, $48,092 and $48,092 for the years ended December 31, 1999, 1998 and 1997, respectively.

Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $6,980,378 at December 31, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities resulting from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its image analysis software and to obtain additional equity or debt financing, if required, to sustain operations until revenues are adequate to cover the costs.

                          Synthonics Technologies, Inc.

2. Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of cash on hand, cash held in money market funds and demand deposit accounts. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $192,407 and $171,665 at December 31, 1999 and 1998, respectively.

Concentration of Credit Risk and Major Customers

Revenues are derived from sales to customers primarily located in the United States. The Company had two significant customers, which accounted for 47.9% and 25.4% of total revenues, respectively, during the year ended December 31, 1999. The Company generally does not require collateral from customers. Credit losses have been within management's expectations.

Computer Software Development Costs

Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, the Company has not capitalized any development costs related to its software product since the time between technological feasibility and general release of a product is not significant and related costs during that period have not been significant. Costs to obtain or maintain patents for the Company's

                          Synthonics Technologies, Inc.

2. Summary of Significant Accounting Policies (continued)

Computer Software Development Costs (continued)

3-D software technology are recorded as intangible assets. The costs are principally outside legal costs and are amortized over 7 years.

Property and Equipment

Property and equipment is recorded at costs. Depreciation is computed on a straight-line basis over a period of five years.

Investments in Affiliates

Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is not deemed able to exercise controlling influence, are recorded under the equity method. Under the equity method, investments are carried at acquisition costs and adjusted for the proportionate share of the affiliates' earnings or losses.

In 1998, the Company entered into a joint venture agreement with a few individuals to form Acuscape. Acuscape was formed to combine the proprietary technologies of the parties involved to develop and offer software products to the medical and dental professions. Acuscape was started with capital obtained from outside parties and contributions of proprietary technologies by the founding parties. Synthonics obtained an approximately 25% interest in Acuscape for its contributed technologies, which has not been valued by the Company due to the uncertainty of future benefits. Additionally, Synthonics is to receive a 3% royalty on gross revenues generated by Acuscape if and when such revenues are generated. The Company has recorded no losses related to its investment in Acuscape as the Company's investment is already recorded at zero and there are no future funding requirements. At December 31, 1999 and 1998, the Company has a receivable recorded from Acuscape in the amount of $31,620 related to research and development work performed for Acuscape. Management believes this amount will be collected in fiscal 2000 when Acuscape receives further funding.

Long-Lived Assets

Long-lived assets, include, among others, costs in excess of fair value of assets acquired, intangible assets, investments in affiliates, joint venture investments and fixed assets. These assets are reviewed periodically to determine if the related carrying values are

                          Synthonics Technologies, Inc.

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets (continued)

impaired. The Company considers the future undiscounted cash flows of the acquired companies in assessing the recoverability of these assets. If indicators of impairment are present, or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is incurred.

Revenue Recognition

Revenues are derived primarily from the sale of packaged products including the Company's software. Revenues are recognized when the products are shipped and collectibility is assured in these instances, as the Company has no further commitments to support or upgrade the software included in these packaged products.

Revenues are also derived from software licenses. The Company recognizes revenues from software licenses upon persuasive evidence of an arrangement, delivery of software to a customer, determination that there are no significant post-delivery obligations and collection of a fixed and determinable license fee is considered probable.

Stock-Based Compensation and Other Equity Instruments

The Company accounts for employee and director stock option grants using the intrinsic value method. Generally, the exercise price of the Company's employee and director stock option grants equal or exceed the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than fair value, the Company records compensation expense over the vesting period of the option. The Company has also awarded stock options vesting upon the achievement of certain milestones. Such options are accounted for as variable stock options and as such deferred compensation is recorded in an amount equal to the difference between the fair market value of the common stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the common stock until the milestone is achieved (but only after achievement of the milestone is determined to be probable). No deferred compensation amounts or expense have been recorded for these variable stock options as of December 31, 1999 as the fair value of the common stock is not significantly different than the exercise price.

                          Synthonics Technologies, Inc.

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation and Other Equity Instruments (continued)

The Company also has granted and continues to grant options and warrants to various consultants of the Company. These options and warrants are generally in lieu of cash compensation and, as such, compensation expense is recorded related to these grants. The compensation for these options and warrants is determined as the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. The compensation expense is recorded over the period the services are performed, which is generally the vesting period.

Income Taxes

The Company uses the liability method to record income taxes.

Net Loss Per Common Share

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalents from all stock options, warrants and convertible securities for all years presented have been excluded from this computation as their effect is anti-dilutive.

Basic loss per common share is computed by dividing the net loss by the weighted average of shares outstanding during the periods presented. Since the effect of the assumed exercise of common stock options, warrants and other convertible securities for all periods presented was anti-dilutive, basic and diluted loss per common share as presented on the consolidated statements of operations are the same. Dilutive securities amounted to 24,925,204 at December 31, 1999.

                          Synthonics Technologies, Inc.

3. Property and Equipment

Property and equipment consists of the following at December 31:

                                             1999             1998
                                          -----------------------------------
Computer equipment                        $ 174,369         $ 171,742
Furniture and fixtures                       17,850            18,061
Photographic equipment                       56,237            55,122
                                          -----------------------------------
                                            248,456           244,925
Less accumulated depreciation              (214,012)         (165,070)
                                          -----------------------------------
Net property and equipment                $  34,444         $  79,855
                                          ===================================

4. Intangibles

Intangible costs incurred at December 31 are as follows:

                                             1999             1998
                                          -----------------------------------
Trademarks                                $   1,484         $   1,484
Patents                                     302,598           269,084
                                          -----------------------------------
                                            304,082           270,568
Less accumulated amortization              (122,768)          (82,220)
                                          -----------------------------------
Total                                     $ 181,314         $ 188,348
                                          ===================================

5. Commitments and Contingencies

Leases

The Company is party to leases and other operating commitments, principally for facilities and equipment. Under the terms of certain of the leases, the Company is required to pay additional expenses such as maintenance, taxes, insurance, and other operating costs. Certain leases contain renewal or purchase options and certain leases provide for rental increases based on defined formulas. Rent expense under operating leases was approximately $47,456, $80,013 and $89,049 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum payments by year and in the aggregate for noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

                          Synthonics Technologies, Inc.

5. Commitments and Contingencies (continued)

Leases (continued)

          2000                                         $   29,980
          2001                                              3,739
                                                       ------------
          Total minimum lease payments                 $   33,719
                                                       ============

Employment Contracts

The Company has entered into employment agreements with certain officers of the Company. The Company has agreed to pay its Chief Executive Officer and Chief Technical Officer a base annual salary of $240,000 each, beginning on July 1, 1996 and ending on December 31, 2000. The Company had also agreed to pay its Vice-President of Marketing and Sales, who resigned in April 1999, a base annual salary of $60,000 plus commissions. During 1999 and 1998, the Company's Board of Directors approved a reduction in these salaries for the entire 1999 and 1998 years due to a cash shortage. The Company's Board of Directors may also authorize bonuses on an-ad hoc basis.

Other matters

On January 8, 1998, a default judgment was granted in favor of the Company for breach of a license agreement and misappropriation of trade secrets. The Company was awarded damages from the defendant in the amount of $300,000. It is unlikely, however, the Company will receive any amount from the judgment due to the poor financial condition of the other party and no income has been recognized for this judgment.

6. Related Party Transactions

As of December 31, 1999 and 1998, the Company owed $65,000 and $-0-, respectively, to certain of its officers and shareholders. These amounts represent accrued wages. During 1998, $99,299 in debt was forgiven by an officer and was recorded as contributed capital at December 31, 1998. In addition, a previously forgiven debt of $9,290 was paid out during 1998 resulting in a reduction of contributed capital at December 31, 1998. The Company also owed certain related parties $68,968 and $47,366 as of December 31, 1999 and 1998, respectively, for costs incurred on the Company's behalf.

                          Synthonics Technologies, Inc.

6. Related Party Transactions (continued)

During 1998, the Company obtained operating funds from a related party in exchange for a $10.71 royalty on future sales of up to 7,000 units on a CD product. As of December 31, 1999, the Company had completed the sale of the 7,000 CD units and had paid the related party a total of $38,556. At December 31, 1999, the Company has $36,444 in accounts payable - related for the remaining obligation under this agreement.

During 1998, the Company entered into an agreement with a related party whereby the related party funded the production of 50,000 CD's in exchange for a royalty upon future sales of 28,000 CD's. The agreement provides for $3.455 to be paid to the related party for every CD unit sold for up to 6,000 units and $6.91 to be paid to the related party for every CD unit for the remaining units. As of December 31, 1999, the Company had completed the sale of the 9,654 CD units and had paid the related party a total of $38,556, with a royalty obligation remaining on 18,346 units at $6.91 per unit. At December 31, 1999, the Company has $25,249 in accounts payable - related for their obligations under this agreement on units sold which had not been paid as of that date.

7. Convertible Notes Payable

In December 1999, the Company entered into a Convertible Subordinated Promissory Note Agreement (Convertible Note) with Future Media Productions, Inc. (Future Media), a company owned by a related party, in the amount of $500,000. Interest accrues beginning at the first annual anniversary date of the Convertible Note at Future Media's borrowing rate. Future Media, at its option, may convert the Convertible Note into 11,518,096 shares of the Company's common stock within twelve months of the issuance date; otherwise, the Convertible Note and all accrued and unpaid interest is due on December 22, 2001. The Convertible Note is subordinated to any current or future indebtedness, or Senior Indebtedness as defined in the agreement, of the Company. The Company recorded $82,441 as deferred financing costs for amounts paid, or to be paid, to an investment adviser who assisted in obtaining the financing. These deferred financing costs will be amortized into interest expense over the term of the Convertible Note or, upon conversion of the note, included as a reduction of paid-in capital.

The Convertible Note agreement also provides the Company with up to 2.0 million replicated and packaged CDs without charge from Future Media and requires Future Media to establish, operate and fund a catalog subsidiary or division to develop and produce 3D interactive digital catalogs licensing the Company's technology. The Company will retain certain rights from catalog endeavors whereas Future

                          Synthonics Technologies, Inc.

7. Convertible Notes Payable (continued)

Media will retain replication and packaging revenues from the catalog business. The Company has not recorded any amounts for the replication, packaging and other services to be performed, and will not record any amounts for these services until such services are rendered or upon conversion of the Convertible Note. Upon performance of the services or conversion of the Convertible Note, the Company will account for such services as a contribution to capital for the fair market value of the services performed or to be performed.

8. Notes Payable

Notes payable consisted of the following at December 31:


                                                 1999             1998
                                             -----------------------------------

Notes payable to various individuals,
interest at 13% per annum,  principal and
interest  due May 1999  (payable  in
cash or stock at $0.20  per  share,  at the
option of the lender), unsecured             $     -             $ 300,000

Notes  payable  to  various  individuals,
interest  at 10%  due  semi-annually,
principal due in May 1999
(payable in cash or stock at
$0.20 per share,  at the
option of the Company), unsecured
                                                   -               550,000
                                             -----------------------------------
Total notes payable                                -               850,000
Less current portion                               -              (850,000)
                                             -----------------------------------
Long-term notes payable                      $     -             $     -
                                             ===================================

These notes and the related accrued interest were settled in May 1999 through the issuance of 5,005,000 shares of common stock at $0.20 per share in lieu of cash repayment as provided for in the note agreements.

9. Stock Options, Warrants and Rights

Common Stock Options

The Company has two stock-based compensation plans, the 1998 Plan and the 1999 Plan. Under the Company's stock-based compensation plans, employees, outside directors and consultants are able to participate in the Company's future performance through the

                          Synthonics Technologies, Inc.

9. Stock Options, Warrants and Rights (continued)

Common Stock Options (continued)

awards of incentive and nonqualified stock options and stock purchase rights. The total number of shares reserved and available for grant and issuance pursuant to the 1998 Plan and 1999 Plan is 2,500,000 and 10,000,000, respectively. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option. Unless the Board of Directors or a stock option agreement provides a shorter period, each stock option may be exercisable until December 31, 2009, the term of the option. No stock option shall be exercisable after the expiration of its option term. The exercise price of the option shall be 100% of the fair market value of a share of the Company's common stock on the date the stock option is granted, provided the option price granted to any owner of 10% or more of the total combined voting power of the Company shall be 110% of such fair market value. The aggregate fair market value of the Company's common stock with respect to which stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

In June 1999, in accordance with a private placement of common stock to an investor, the Company granted the investor stock options to purchase 1,448,445 shares of common stock at $0.10 per share. At December 31, 1999, 800,000 of these options had been exercised and 648,445 remain outstanding, which expire in March 2000.

In September 1999, the Company issued 1,030,298 stock options, which immediately vested, to certain former employees, founders and officers at an exercise price of $0.10 per share in recognition of past services. The fair value of these grants was determined to be $0.07 per share and as a result the Company recorded compensation expense of $72,000 for the year ended December 31, 1999.

During 1997, certain of the Company's officers were granted stock options to purchase 588,290 shares of restricted common stock at $1.00 per share in return for their forgiveness of deferred compensation debt owed to them in the amount of $279,133. The Company also issued 501,000 shares of common stock during 1997 in exchange for the forfeiture of 750,000 common stock options. Of the stock options forfeited, 450,000 were valued at $0.22 per option, the market value of the shares at that time, and the remaining 300,000 were value at $0.50 per option, the market value of the shares at that time. The amounts are recorded as contributed capital at December 31, 1997.

                          Synthonics Technologies, Inc.

9. Stock Options, Warrants and Rights (continued)

Common Stock Options (continued)

The following table summarizes all stock option activity:


                                                                            Weighted-
                                                                             Average
                                         Number of         Price per        Exercise
                                           Shares            Share            Price
                                      ---------------------------------------------------
Balances at January 1, 1997                 8,332,355    $0.22 - 1.00      $  0.42
   Options granted                          2,486,290     0.75 - 1.00         0.90
   Options exercised                       (1,543,500)    0.22 - 0.50         0.45
   Options cancelled                       (2,939,000)    0.22 - 1.00         0.33
                                      ---------------------------------------------------
Balances at December 31, 1997               6,336,145     0.22 - 1.00         0.62
   Options granted                          1,253,885     0.53 - 0.66         0.53
   Options exercised                              -              -             -
   Options cancelled                         (155,000)    0.75 - 1.00         0.80
                                      ---------------------------------------------------
Balances at December 31, 1998               7,435,030     0.22 - 1.00         0.60
   Options granted                          6,023,960     0.07 - 0.20         0.13
   Options exercised                         (800,000)       0.10             0.10
   Options cancelled                       (2,687,855)    0.22 - 1.00         0.41
                                      ---------------------------------------------------
Balances at December 31, 1999               9,971,135    $0.07 - 1.00       $ 0.42
                                      ===================================================

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options as of December 31, 1999:

                          Options Outstanding                                    Options Exercisable
-------------------------------------------------------------------------  --------------------------------

                              Number         Weighted-                          Number
                           Outstanding        Average        Weighted-        Exercisable      Weighted-
                              as of          Remaining        Average            as of          Average
      Range of             December 31,     Contractual      Exercise        December 31,      Exercise
   Exercise Price              1999       Life (in Years)      Price             1999            Price
----------------------   ------------------------------------------------  --------------------------------
    $0.07 - 0.10               3,328,020        3.4            $ 0.10          3,328,020         $ 0.10
     0.13 - 0.20               1,895,940        4.4              0.19          1,068,440           0.18
     0.50 - 0.66               2,453,885        5.2              0.52          2,153,885           0.52
     0.75 - 1.00               2,293,290        2.5              0.91          2,218,290           0.92
                         ------------------------------------------------  --------------------------------
                               9,971,135        3.8            $ 0.41          8,768,635         $ 0.42
                         ================================================  ================================

The Company's policy is to disclose the pro-forma effect on operations of using the fair value method of valuing stock options. The fair value method of valuing stock options is based on the use of an option-pricing model. This model considers volatility, a risk free interest rate and an estimated life of the option. The Company used a zero expected dividend yield, expected stock price volatility of 266%, a risk free interest rate of 5.5%

                          Synthonics Technologies, Inc.

9. Stock Options, Warrants and Rights (continued)

Common Stock Options (continued)

and estimated lives of two to five years. These assumptions resulted in a weighted average fair value of $0.13 for stock options granted in the year ended December 31, 1999. The pro-forma effect of using the fair value method would be to increase the consolidated net loss to $1,504,935, or $0.06 per common share, in the year ended December 31, 1999.

Stock "Rights" and Warrants

In connection with the Convertible Note placement and a private placement during 1999, the Company issued a financial adviser warrants to purchase 2,667,349 shares of common stock at $0.11 per share. In accordance with an agreement with this adviser, the Company committed to continue to issue warrants to purchase shares of the Company's common stock to this adviser at $0.11 per share to allow the adviser to maintain a 5% equity interest in the Company on a fully diluted basis. Future issuances of these warrants are contingent upon the adviser continuing to find funding for the Company.

In connection with its acquisition of a predecessor company, the Company acquired from the predecessor company's stockholders, warrants and "rights" to acquire 1,369,190 shares of the predecessor company's common stock. In exchange, the Company granted the exchanging stockholders warrants and "rights" to purchase 6,161,355 shares of the Company's common stock. Of the 2,124,000 stock purchase warrants granted, 1,950,500 were exercised during 1996 and the remaining 173,500 warrants expired unexercised in 1996. There were 2,597,355 uncertificated "rights" with an exercise price of $0.11 per share outstanding at December 31, 1997, of which 562,500 expired January 1, 1998 and 2,034,855 expired May 31, 1999.

During 1996, 337,000 warrants to purchase shares of the Company's common stock were sold at $1.00 per warrant for $337,000. 168,500 of the warrants were "A" warrants and 168,500 were "B" warrants. They were redeemable at 50% of the average price of the Company's common stock during the month before being exercised. The "A" warrants were exercised during June 1997 and the "B" warrants were exercised during June 1998.

As of December 31, 1999, the total number of warrants outstanding was 2,843,349 with exercise prices ranging from $0.11 to $2.00 per share and expiration dates from March 2000 through March 2004.

                          Synthonics Technologies, Inc.

10. Provision for Income Taxes

The provision for income taxes for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                    1999             1998          1997
                                  ----------------------------------------------
State Franchise Taxes             $ 6,665         $ 2,400        $ 1,700
                                  ==============================================

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $5,705,869 which expire in the years 2004 to 2019. The Company also has state net operating loss carryforwards of $2,473,069 which expire in the years 2003 to 2004. No tax benefit has been reported in the consolidated financial statements because the Company does not have a history of profitable operations. Accordingly, the potential tax benefits of these net operating loss carryforwards have been offset by a valuation allowance of the same amount.

11. Preferred Stock

At December 31, 1997, the Company had 50,000 outstanding shares of Class A cumulative convertible preferred stock. During 1998, 40,000 of the shares were converted early into 615,200 shares of common stock. The early conversion was
15.38 shares of common to 1 share of preferred conversion rate, as an incentive for the preferred shareholders to give up their future dividends from the preferred stock. Thus, at December 31, 1999 and 1998, the Company has 10,000 outstanding shares of Class A cumulative convertible preferred stock. The remaining Class A preferred stock is convertible at the option of the holder into five shares of the Company's common stock for each share of preferred stock, are non-voting, and feature a 12% annual dividend, paid quarterly. The Class A cumulative convertible preferred stock may be redeemed at the option of the Company after December 31, 1998 at $10.50 per share. The accrued dividends unpaid as of December 31, 1999 and 1998 were $12,000 and $-0-, respectively.

                          Synthonics Technologies, Inc.

12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: the carrying amount approximates fair value.

Accounts Receivable and Accounts Payable: the carrying amount approximates fair value.

Debt: The fair value of the Company's convertible notes payable is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1999, the fair value of the convertible notes payable was $450,000.

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

     The directors and executive officers of the Company are as follows:

     The directors and executive officers of the Company are as follows:

Name                     Age       Position            Term      Served Since
--------------------------------------------------------------------------------
F. Michael Budd          53        President, CEO      3 Years   1995
                                   Director

Charles S. Palm          56        Chief Technology    3 Years   1995
                                   Officer, Secretary,
                                   Director

Diana Maranon ***        41        Director            1 Year    1999

Ronald S. Speirs         48        Director            2 Years   1996

Timothy G. Paulson       53        Director            2 Years   1997

Thomas K. Carpenter      58        Chairman of the     2 Years   1997
                                   Board

Vera Campbell****        52        EVP Apparel,        1 Year    1997
                                   Director

David L. Stewart*        57        Director            3 Years   1995

Alex Sandel**            56        Director            1 Year    1999


     Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the table included in
Item 11.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     * David Stewart resigned as a Director of the Company effective March 2, 2000. Mr. Stewart's resignation was for personal reasons and was not due to any disagreements between himself and the management of the Company relating to the Company's operations, policies and practices.

     ** Alex Sandel resigned as a Director of the Company effective March 1, 2000. Mr. Sandel's resignation was for personal reasons and was not due to any disagreements between himself and the management of the Company relating to the Company's operations, policies and practices.

     *** Diana Maranon resigned as a Director of the Company effective March 8, 2000. Ms. Maranon's resignation was for personal reasons and was not due to any disagreements between herself and the management of the Company relating to the Company's operations, policies and practices. Ms. Maranon remains as an advisor to the Company.

     **** Vera Campbell resigned as a Director of the Company effective March 24, 2000. Ms. Cambell's resignation was for personal reasons and was not due to any disagreements between herself and the management of the Company relating to the Company's operations, policies and practices. Ms. Campbell remains as an advisor to the Company.

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

     Diana Maranon, is owner and President of Averil Capital Markets Group located in Century City, California. Prior to forming Averil, Ms. Maranon was Vice President with Wasserstein Perella & Co, Inc. and also practiced law with Skadden Arps Slate Meagher & Flom, specializing in mergers and acquisitions. During her career, Ms. Maranon has been involved with transactions totaling in the aggregate in excess of $10 Billion. Ms. Maranon received her JD & MBA degrees from UCLA.

     Ronald S. Speirs, was awarded BS and MS degrees in Computer Integrated Manufacturing by Brigham Young University in 1986/1987. Mr. Speirs was a Senior Industrial Engineer in Advanced Manufacturing Technologies for Allied Signal Aerospace for five years, and is currently an independent computer consultant and project facilitator for various high-tech enterprises.

     David L.  Stewart,  Esq.,  is a patent  attorney and partner in the firm of
McDermott, Will and Emery in Alexandria, Virginia. He holds a Bachelor of Science degree in physics from California State University at Los Angeles and a Juris Doctor degree from George Washington University in the District of Columbia. Mr. Stewart was a Ph.D. candidate in information technology at George Mason University in Fairfax, Virginia. He also served four years as Administrative Patent Judge (Examiner-in-Chief) at the Board of Patent Appeals and Interferences, United States Patent and Trademark Office.

     Vera Campbell, is owner and President of Design Zone, which she founded 15 years ago and is located in Los Angeles. Design Zone, which sells under the Knitworks Label, caters to the junior and kids apparel market. Ms. Campbell is a veteran of more than 30 years in the apparel, retail and Manufacturing business. Ms. Campbell is a graduate of Ohio State University.

     Thomas  K.  Carpenter  is  an  experienced  executive  with  extensive  P&L responsibility and a heavy involvement in operational, technical, and marketing/sales responsibilities. Mr. Carpenter has gained particular expertise with software tools and applications within industrial, retail, government, distribution, and medical marketplaces. Known as a persuasive, high-energy problem solver, he has demonstrated successes in both start-up and turn around situations. Mr. Carpenter, a veteran of the software industry, is playing a key role for the Company in the formation and execution of its operating strategy. Mr. Carpenter is currently a member of the Board of Directors or the Board of Advisors for three other companies all involved in the software industry.

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

     Alex Sandel is a co-founder of Future Media Productions, Inc. and has served as its Chairman of the Board, CEO and President since June 1994. Mr. Sandel was one of the original founders of Packard Bell Electronics (1986), an innovative PC manufacturer that was first to market PCs via traditional consumer electronics retail outlets. Mr. Sandel served as a director of Packard Bell
Electronics since its inception until 1999. Mr. Sandel is a principal shareholder in Argoquest, Inc., an incubator focused on investing in early stage Israeli-based Internet and Internet enabling technology companies. Mr. Sandel has founded, managed and held engineering positions with several companies over the past thirty years. He was educated in the Israeli Institute of Technology, Haifa, Israel. While continuing his education in the United States, he received his BSEE from California State College, Pomona, California (1969) and MSOR from the University of Southern California (1974).

     Louis Weiss acts as the Chief Financial Advisor of the Company. Mr. Weiss is currently CFO of Future Media Productions, Inc. A CD-ROM and DVD replication company located in Valencia, CA. and a strategic partner with Synthonics. Mr. Weiss has a BA and MBA from the University of Wisconsin.

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

     Identity of Significant Employees
     ---------------------------------

     Amit Dembsky, VP of Product Development is considered a key employee within the Company and we feel that his activities will be material to our operational results. Born in Israel, Mr. Dembsky has most recently directed NEC's Internet software engineering organization dedicated to Internet applications for the company's consumer and commercial desktop PCs, providing long-term vision and ongoing enhancements to the company's e-Commerce and self-healing technical support solutions. Mr. Dembsky previously directed the Research and Development department at Packard Bell where he was responsible for software and hardware planning, software tools development, and software integration. His previous startup experience was with Iconet (ISRAEL Connection Network), where he founded the first Hebrew speaking WWW based virtual community in the US. Mr. Dembsky earned his Bachelor of Science in Architecture and Town Planning at the Technion (Israel Institute of Technology in Haifa).

     Family Relationships
     --------------------

     David Stewart and Ronald Speirs are cousins. Other than this relationship, there are no family relationships that exist between any director or executive officer of the Company.

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

     To the Company's knowledge, with respect to the year ended December 31, 1999, all Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 1999, was an officer, director and greater than ten percent beneficial owner, were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     Annual Compensation
     -------------------

     The aggregate annual remuneration, during the fiscal year ending December 31, 1999, of the three highest paid persons who are Officers of the Company was as follows:

                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                   ------------------------------------------------------------------------------
                                             Annual Compensation                Long Term Compensation
                                   ------------------------------------------------------------------------------
                                                                                Awards         Payouts
                                   ------------------------------------------------------------------------------
                                                                                Securities               All
                                                       Other                    Underlying               Other
Name and             Year or                           Annual    Restricted     Options/       LTIP      Compen-
Principal            Period   Salary         Bonus     Compen-   Stock          SAR's          Payouts   sation
Position             Ended    ($)            ($)       sation)   Awards         (#)            ($)       ($)
                                                       ($)       ($)
(a)                  (b)      (c)            (d)       (e)       (f)            (g)            (h)       (i)
-----------------------------------------------------------------------------------------------------------------
F. Michael Budd      1999     $101,800(1)    $0        $0        $0             757,453        $0        $0
President & CEO      1998     $ 45,000       $0        $0        $0             720,465        $0        $0
                     1997     $ 90,000       $0        $0        $0             378,860        $0        $0

Charles S. Palm      1999     $103,000(2)    $0        $0        $0           1,583,349        $0        $0
Secretary & CTO      1998     $ 75,000       $0        $0        $0             385,142        $0        $0
                     1997     $150,000       $0        $0        $0             189,430        $0        $0

Joseph R. Maher      1999     $ 60,000(3)    $0        $6,641(3) $0              53,453        $0        $0
VP Marketing &       1998     $101,500       $0        $0        $0              78,195        $0        $0
Sales                1997     $ 36,000(4)    $0        $0        $0             750,000        $0        $0

--------------------

     (1)  $32,500 of Mr. Budd's 1999 salary is deferred.

     (2)  $32,500 of Mr. Palm's 1999 salary is deferred

     (3) Mr. Maher's agreement with the Company pays him a base salary of $60,000 per annum plus commissions on sales of product. Mr. Maher resigned from the Company on April 12, 1999. Total salary paid to Mr. Maher in 1999 was $21,641 and total commissions paid to Mr. Maher were $6,641.

     (4)  Mr. Maher was hired by the Company on October 1, 1997

     Employment Contracts/Stock Incentive Plans
     ------------------------------------------

     F. Michael Budd the CEO and President of the Company and a director and Dr. Charles S. Palm, the Chief Technical Officer and a director of the Company each have employment contracts with the Company. Each of these employment agreements provide for an annual base salary of $240,000 per year. Each of these employment agreements begin on July 1, 1996 and end on December 31, 2,000. Each contract contains an Incentive Stock Option for 750,000 shares of common stock, of which Mr. Budd has exercised 300,000 shares from the option that he holds. The option price per share is $0.50 and the 750,000 shares vest over a four-year period with all shares being vested by July 1, 2000.

     In 1997, 1998 and 1999, the Directors of the Company adopted resolutions for each fiscal year to reduce the compensation of each of its Executive Officers in an effort to reduce cash needs during each specific fiscal year. The totals in the table above reflect the reduced compensation amounts approved by the Company's Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Stock Options
     -------------

     At a Special Meeting of Shareholders on December 3, 1999, the shareholders approved the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan allows the Company to attract and retain employees and directors of the Company and its subsidiaries by providing such persons with incentives and awards for superior performance. The 1999 Plan is administered by the Board of Directors of the Company, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, but such price may not be less than one hundred percent of the fair market value of the Common Sock on the grant date.

     The following tables reflect certain information with respect to stock options granted to certain executive officers and directors during fiscal 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                    ---------------------------------------

                                        NUMBER OF      % OF TOTAL
                                        SECURITIES     OPTIONS
                                        UNDERLYING     GRANTED TO     EXERCISE
                                        OPTIONS        EMPLOYEES      OR BASE
                                        GRANTED        IN FISCAL      PRICE               EXPIRATION
NAME                                       (#)         YEAR(%)        ($/SH)              DATE
-------------------------------         ----------     ----------     ---------           ----------
F. Michael Budd                         757,453         15.2%         $0.07 to $0.20      9/30/03 to 9/30/04
Charles S. Palm                       1,583,349         31.7%         $0.07 to $0.20      9/30/03 to 9/30/04
Ronald G. Speirs                         29,846          0.6%         $0.10               9/30/03
Timothy G. Paulson                       13,431          0.3%         $0.10               9/30/03
Thomas K. Carpenter                      31,215          0.6%         $0.10               9/30/03
David L. Stewart                         14,293          0.3%         $0.10               9/30/03
Diana Maranon                                 0            0%         N/A                 N/A
Vera Campbell                         1,115,000         22.3%         $0.20               6/24/04
Argoquest 7
(Alex Sandel)                         1,448,445         29.0%         $0.10               (1)

     (1) The option expires ninety days after the closing of a next round of financing in excess in excess of $1,000,000.

     The following table reflects certain information with respect to the exercise of stock options by certain executive officers and directors during fiscal 1999.


            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                              FY-END OPTION VALUES
            -------------------------------------------------------

                                                                      NUMBER OF
                                                                      SECURITIES          VALUE OF
                                                                      UNDERLYING          UNEXERCISED
                                                                      UNEXERCISED         IN-THE-MONEY
                                                                      OPTIONS AT          OPTIONS AT
                                                                      FY-END(#)           FY-END($)
                                        SHARES         VALUE          ---------------     -------------------
                                        ACQUIRED ON    REALIZED       EXERCISABLE/        EXERCISABLE/
NAME                                    EXERCISE(#)     ($)           UNEXERCISABLE       UNEXERCISABLE
-------------------------------         -----------    --------       ---------------     -------------------
F. Michael Budd                         0              $0             2,156,778/150,000   $87,182/$0
Charles S. Palm                         0              $0             3,170,181/150,000   $211,813/$0
Ronald G. Speirs                        0              $0               229,846/0         $4,477/$0
Timothy G. Paulson                      0              $0                80,931/22,500    $2,015/$0
Thomas K. Carpenter                     0              $0               195,392/45,000    $4,683/$0
David L. Stewart                        0              $0               114,923/0         $2,239/$0
Diana Maranon                           0              $0                     0/0         $0/$0
Vera Campbell                           0              $0               317,500/797,500   $15,875/$39,875
Argoquest 7
(Alex Sandel)                      800,000             $0               648,445/0         $97,267/$0

     Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The following table sets forth ownership information as of December 31, 1999 with respect to all officers, directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:


Title of            Name of                   Amount of          Percent of
Class               Beneficial Owner          Ownership          Class
-------------------------------------------------------------------------------
Common Stock        Argoquest 7
                    (Alex Sandel)            3,100,000(1)        10.9%
Common Stock        F. Michael Budd          1,735,750(2)         6.1%
Common Stock        Ryan Katz                1,512,000            5.3%


     (1) Argoquest 7 holds an option to purchase 648,445 additional shares of the Company's Common Stock at a price of $0.10 per share. This option expires 90 days after the closing of the next round of financing by the Company in excess of $1.0 million. Argoquest 7 holds an option to purchase additional Common Stock of the Company and to bring its total holdings up to 10% on a fully diluted basis. This option must be exercised within thirty days of the Company's notification of an intended financing transaction for a next round of financing in excess of $1.0 million and the price per share of the option is equivalent to the share price in the next round of financing. In addition, Alex Sandel, through another affiliate (Future Media Productions, Inc.), holds a note for debt that is convertible to equity in the form of the Company's Common Stock. In return for $500,000 cash and future services (CD-ROM replication and digital catalog production services) valued at $1.5 million, Future Media will receive 11,518,096 shares of the Company's Common Stock upon conversion of the note.

     (2) F. Michael Budd holds options for 2,306,778 additional shares of the Company's Common Stock of which 2,156,778 are vested and currently exerciseable.

     There are no other shareholders known to the Company who beneficially own at least 5% of its stock.

     Security Ownership of Management
     --------------------------------

     The following table sets forth security ownership information as of the close of business on December 31, 1999, for any director, executive officer, or group of the Company's voting securities.

Title of            Name of                  Amount of           Percent of
Class               Beneficial Owner         Ownership           Class
-------------------------------------------------------------------------------
Common Stock        F. Michael Budd(1)       1,735,750           6.1%
Common Stock        Charles S. Palm            428,751           1.5%
Common Stock        Ronald G. Speirs            50,000           0.2%
Common Stock        Timothy G. Paulson          20,000           0.1%
Common Stock        Thomas K. Carpenter              0           0.0%
Common Stock        David L. Stewart             8,892           0.0%
Common Stock        Diana Maranon(2)                 0           0.0%
Common Stock        Vera Campbell                    0           0.0%
Common Stock        Alex Sandel(3)                   0           0.0%

     (1) F. Michael Budd holds options for 2,306,778 additional shares of the Company's Common Stock of which 2,156,778 are vested and currently exerciseable.

     (2) Diana Maranon is the owner of Chloe Holdings. Chloe Holdings owns 35,000 shares of the Company's Common Stock. Chloe Holdings also holds a Warrant to purchase 2,667,349 shares of the Company's Common Stock. This Warrant expires during March 2004.

     (3) Alex Sandel is a Principal in both Argoquest and Future Media Productions. Argoquest 7 owns 3,100,000 shares of the Company's Common Stock. Argoquest 7 holds an option to purchase 648,445 additional shares of the Company's Common Stock at a price of $0.10 per share. This option expires 90 days after the closing of the next round of financing by the Company in excess of $1.0 million. Argoquest 7 holds an option to purchase additional Common Stock of the Company and to bring its total holdings up to 10% on a fully diluted basis. This option must be exercised within thirty days of the Company's notification of an intended financing transaction for a next round of financing in excess of $1.0 million and the price per share of the option is equivalent to the share price in the next round of financing. In addition, Alex Sandel, through another affiliate (Future Media Productions, Inc.), holds a note for debt that is convertible to equity in the form of the Company's Common Stock. In return for $500,000 cash and future services (CD-ROM replication and digital catalog production services) valued at $1.5 million, Future Media will receive 11,518,096 shares of the Company's Common Stock when it converts the note.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended 1998, the Company entered into a Reservation Agreement with LeRoy Speirs, the father of director Ron Speirs. Under the terms of this Agreement, Mr. Speirs provided the Company with $50,000 in operating funds in return for the receipt of $10.71 for every CD-ROM sold to the Smithsonian Institution up to 7,000 CDs total. As of the end of fiscal 1999, the Company had paid Mr. Speirs a total of $38,556 and owed him a total of $36,444 and has completed the sale of 7,000 CDs to the Smithsonian.

     During the year ended 1998, the Company entered into a Reservation Agreement with I&I Investment, the two principals being first cousins of the spouse of F. Michael Budd. Under the terms of this Agreement, I&I Investment provided the Company $131,659 in cash to fund the production of 50,000 Smithsonian CD-ROMs. In return for the cash, the Company agreed to pay I&I Investment $3.455 for every CD-ROM sold to the Smithsonian Institution up to 6,000 CDs and $6.91 for every CD-ROM sold to the Smithsonian Institution after the first 6,000 CDs and for the next 22,000 CDs. As of the end of fiscal 1999, the Company had paid I&I Investment a total of $20,730 and owed a total of $25,249. The Company still has an obligation to pay I&I $6.91 per CD it sells to the Smithsonian Institution for the next 18,346 CDs sold.

     During the year ended 1999, the Company received a loan in the amount of $100,000 from Future Media Productions, Inc. a company owned by Alex Sandel. The principal and interest associated with this loan were paid in full to Future Media Productions, Inc. by the Company prior to the end of 1999.

     During the year ended 1999, the Company entered into a Convertible Debt Agreement with Future Media Productions, Inc. a company owned by Alex Sandel. Under the terms of this Agreement, Future Media provides the Company cash and future services in exchange for a conversion right to 11,518,096 shares of the Company's Common Stock. The Convertible Note is unsecured by the Company and no interest is due on the principal ($500,000) until after December 23, 2000 and only if the Note has not been converted by Future Media. To date the Company has received $500,000 cash and a commitment towards future services consisting of the replication of 2,000,000 CD-ROMs and the establishment by Future Media of an entity to develop and produce 3D digital catalogs on behalf of Synthonics. Future Media has until December 23, 2001 to convert the Note to equity. If the
Note is not converted by Future Media on or before the above date, the principal amount of $500,000 and any outstanding interest is due to Future Media by the Company, by December 23, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

               (3)  Article of Incorporation and By-Laws.

                    3.8 Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit B of the Registrant's Proxy Statement on Form 14A filed with the Commission on NOvember 19, 1999).

                    3.9 By-Laws of the Registrant (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Comission on December 30, 1999.)

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

                    10.19 Software Remarketing Agreement between Synhonics Technologies, Inc. and Evans & Sutherland Computer Corporation. (incorporated by reference to Registrant's Form 10-KSB for the year ended December 1998, filed on March 11,
                    1999).

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

                    10.22   Subscription   Agreement  for  Convertible  Note  of
                    Synthonics Technologies, Inc., dated December 22, 1999.

                    10.23 Convertible Subordinated Promissory Note of Synthonics Technologies, Inc., dated December 22, 1999.

               (27) Financial Data Schedule

                    27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b) The Registrant filed a Form 8-K on December 30, 1999. Additionally, subsequent to the quarter covered by this report, the Registrant file a Form 8-K on February 1, 2000. There were no other reports on Form 8-K filed during the quarter of the period covered.

     The following Exhibit Index sets forth the Exhibit attached hereto

                                  EXHIBIT INDEX

     Exhibit                  Description
     -------------------------------------------------------------------------
     10.22          Subscription  Agreement for  Convertible  Note of Synthonics
                    Technologies, Inc., dated December 22, 1999.

     10.23          Convertible   Subordinated  Promissory  Note  of  Synthonics
                    Technologies, Inc., dated December 22, 1999.


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

                                             SYNTHONICS TECHNOLOGIES, INC.
                                                  A Utah Corporation



Dated: April 14, 2000                        /s/   F. Michael  Budd
                                             ---------------------------------
                                             By:  F. Michael Budd
                                             Its: President
                                                  Chief Executive Officer
                                                  and principal Financial
                                                  and Accounting Officer