Form 10QSB
period 2000-03-31
SYNTHONICS TECHNOLOGIES INC
filed 2000-05-19
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2000; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 0-24109

                        SYNTHONICS TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                               87-0302620
------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

31324 Via Colinas, Suite 106, Westlake Village, CA             91362
----------------------------------------------------    ------------------------
(Address of principal executive offices)                      Zip Code)


                                 (818) 707-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          -----------------------------------------------------------
         (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On March 31, 2000 there were 28,421,679 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

     This Form 10-QSB has 29 pages, the Exhibit Index is located at page 28.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.  Financial Statements.
------------------------------
         The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from inception through March 31, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                          -----------------------------
                                                                        Page
                                                                        ----
Independent Accountants' Review Report ................................... 3
Consolidated Balance Sheets .............................................. 4
Consolidated Statements of Operations .................................... 5
Consolidated Statements of Cash Flows .................................... 6
Notes to the Consolidated Financial Statements ........................... 7

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------

To the Board of Directors
Synthonics Technologies, Inc. and Subusidiaries
La Jolla, California

We have reviewed the accompanying consolidated balance sheet of Synthonics Technologies, Inc. and Subsidiaries as of March 31,2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.


HJ & Associates, LLC
Salt Lake City, Utah
May 17, 2000

                          Synthonics Technologies, Inc.
                           Consolidated Balance Sheets


                                                                                  March 31,         December 31,
                                                                                   2000                 1999
                                                                                --------------------------------
                                                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                    $     11,946        $    294,583
   Accounts receivable, net                                                           10,452                 302
   Accounts receivable, related                                                       31,620              31,620
                                                                                --------------------------------
Total current assets                                                                  54,018             326,505

Property and equipment, net                                                           22,208              34,444

Intangibles, net                                                                     173,278             181,314
Deferred financing costs                                                              82,441              82,441
Deposits                                                                               4,495               4,495
                                                                                --------------------------------
Total assets                                                                    $    336,440        $    629,199
                                                                                ================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable                                                                     305,207             215,534
Accounts payable, related                                                            284,578             195,661
Other accrued expenses                                                                14,440              14,440
Notes payable                                                                         -                  -
                                                                                --------------------------------
Total current liabilities                                                            604,225             425,635

Convertible notes payable                                                            500,000             500,000

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred  stock;  550,000  Class A shares  authorized  of $10.00 par value, 10,000 shares issued and outstanding; 20,000,000 Class B shares authorized of $0.01 par value, no shares issued and
     outstanding                                                                     100,000             100,000
   Common stock; 100,000,000 shares authorized of $0.01 par value,
     28,421,629 and 19,951,279 shares issued and outstanding in 1999
     and 1998, respectively                                                          284,217             284,217
   Additional paid-in capital                                                      6,296,725           6,299,725
   Accumulated deficit                                                            (7,448,727)         (6,980,378)
                                                                                --------------------------------
Total stockholders' equity (deficit)                                                (767,785)           (296,436)
                                                                                --------------------------------
Total liabilities and stockholders' equity (deficit)                            $    336,440        $    629,199
                                                                                ================================
See accompanying notes.


                          Synthonics Technologies, Inc.
                      Consolidated Statements of Operations

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                --------------------------------
                                                                                    2000                1999
                                                                                --------------------------------
                                                                                 (Unaudtied)
Net sales                                                                       $     42,750        $     62,492
Cost of goods sold                                                                     7,408              41,980
                                                                                --------------------------------
Gross profit                                                                          35,342              20,512

Expenses:
   Research and development                                                          143,745              43,574
   Production costs                                                                   12,022              21,370
   General and administrative                                                        328,318             111,842
   Depreciation and amortization                                                      20,272              21,899
   Bad debt expense                                                                        0                   0
                                                                                --------------------------------
Total expenses                                                                       504,357             198,685
                                                                                --------------------------------
Loss from operations                                                                (469,015)           (178,173)

Other income (expense):
   Other income                                                                            0                   0
   Interest income                                                                       867                 951
   Interest expense                                                                     (201)            (23,545)
                                                                                --------------------------------
Total other income (expense)                                                             666             (22,594)
                                                                                --------------------------------

Loss before provision for income taxes                                              (468,349)           (200,767)

Provision for income taxes                                                                 0                   0
                                                                                --------------------------------
Net loss                                                                            (468,349)           (200,767)
Dividends on preferred stock                                                           3,000               3,000
                                                                                --------------------------------
Net loss applicable to common shareholders                                      $   (471,349)       $   (203,767)
                                                                                ================================

Net loss per common share - basic and diluted
                                                                                $      (0.01)       $      (0.01)
                                                                                ================================

See accompanying notes.

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                --------------------------------
                                                                                    2000                1999
                                                                                --------------------------------
                                                                                 (Unaudited)
Operating activities
Net loss                                                                        $   (468,349)       $   (200,767)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization                                                    20,272              21,899
     Stock and non-employee stock options issued for
       services                                                                            0                   0
     Changes in assets and liabilities:
       Accounts receivable and accounts receivable -
       related                                                                       (10,150)            (21,477)
       Prepaid expenses and deposits                                                       0               2,080
       Accounts payable and accounts payable - related                               178,590             (84,366)
       Accrued expenses                                                                    0              26,500
                                                                                --------------------------------
Net cash used in operating activities                                               (279,637)           (256,131)

Investing activities
Proceeds from disposal of fixed assets                                                     0                 211
Purchase of fixed assets                                                                   0                   0
Patent costs                                                                               0             (11,786)
                                                                                --------------------------------
Net cash used in investing activities                                                      0             (11,575)

Financing activities
Payments on notes payable                                                                  0                   0
Cash proceeds from the issuance of notes payable                                           0                   0
Deferred financing costs                                                                   0                   0
Capital contributions                                                                      0                   0
Dividends paid                                                                        (3,000)             (3,000)
Issuance of common and preferred stock                                                     0                   0
                                                                                --------------------------------
Net cash provided by financing activities                                             (3,000)             (3,000)
                                                                                --------------------------------

Net increase (decrease) in cash                                                     (282,637)           (270,706)
Cash at beginning of period                                                          294,583             271,665
                                                                                --------------------------------
Cash at end of period                                                           $     11,946        $        959
                                                                                ================================


See accompanying notes.


                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                         Notes to Financial Statements

1.   Organization and Description of Operations
     ------------------------------------------

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

     Going Concern
     -------------

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses while accumulating minimal offsetting realizable assets, which raises substantial doubt about the Company's ability to continue as a going concern. The continued losses have resulted in an accumulated deficit of $7,448,727 at March 31, 2000. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities resulting from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its image analysis software and to obtain additional equity or debt financing, if required, to sustain operations until revenues are adequate to cover the costs.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Estimates and Assumptions
     -------------------------

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

     Cash and Cash Equivalents
     -------------------------

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of cash on hand, cash held in money market funds and demand deposit accounts. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. No amounts in excess of insured limits were maintained in any accounts by the Company as of March 31, 2000.

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Concentration of Credit Risk and Major Customers
     ------------------------------------------------

Revenues are derived from sales to customers primarily located in the United States. The Company generally does not require collateral from customers. Credit losses have been within management's expectations.

     Computer Software Development Costs
     -----------------------------------

Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, the Company has not capitalized any development costs related to its software product since the time between technological feasibility and general release of a product is not significant and related costs during that period have not been significant. Costs to obtain or maintain patents for the Company's 3-D software technology are recorded as intangible assets. The costs are principally outside legal costs and are amortized over 7 years.

     Property and Equipment
     ----------------------

Property and equipment is recorded at costs. Depreciation is computed on a straight-line basis over a period of five years.

     Investments in Affiliates
     -------------------------

Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is not deemed able to exercise controlling influence, are recorded under the equity method. Under the equity method, investments are carried at acquisition costs and adjusted for the proportionate share of the affiliates' earnings or losses.

In 1996, the Company entered into a joint venture agreement with a few individuals to form Acuscape. Acuscape was formed to combine the proprietary technologies of the parties involved to develop and offer software products to the medical and dental professions. Acuscape was started with capital obtained from outside parties and contributions of proprietary technologies by the founding parties. Synthonics obtained an approximately 25% interest in Acuscape for its contributed technologies, which has not been valued by the Company due to the uncertainty of future benefits. Additionally, Synthonics is to receive a 3% royalty on gross revenues generated by Acuscape if and when such revenues are generated. The Company has recorded no losses related to its investment in Acuscape as the Company's investment is already recorded at zero and there are no future funding requirements. At March 31, 2000 and 1999, the Company has a receivable recorded from Acuscape in the amount of $31,620 related to research and development work performed for Acuscape. Management believes this amount will be collected in fiscal 2000 when Acuscape receives further funding.

     Long-Lived Assets
     -----------------

Long-lived assets, include, among others, costs in excess of fair value of assets acquired, intangible assets, investments in affiliates, joint venture investments and fixed assets. These assets are reviewed periodically to determine if the related carrying values are impaired. The Company considers the future undiscounted cash flows of the acquired companies in assessing the recoverability of these assets. If indicators of impairment are present, or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is incurred.

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)

     Revenue Recognition
     -------------------

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

     Stock-Based Compensation and Other Equity Instruments
     -----------------------------------------------------

The Company accounts for employee and director stock option grants using the intrinsic value method. Generally, the exercise price of the Company's employee and director stock option grants equal or exceed the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than fair value, the Company records compensation expense over the vesting period of the option. The Company has also awarded stock options vesting upon the achievement of certain milestones. Such options are accounted for as variable stock options and as such deferred compensation is recorded in an amount equal to the difference between the fair market value of the common stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the common stock until the milestone is achieved (but only after achievement of the milestone is determined to be probable). No deferred compensation amounts or expense have been recorded for these variable stock options as of March 31, 2000 as the fair value of the common stock is not significantly different than the exercise price.

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

     Income Taxes
     ------------

The Company uses the liability method to record income taxes.

     Net Loss Per Common Share
     -------------------------

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

Basic loss per common share is computed by dividing the net loss by the weighted average of shares outstanding during the periods presented. Since the effect of the assumed exercise of common stock options, warrants and other convertible securities for all periods presented was anti-dilutive, basic and diluted loss per common share as presented on the consolidated statements of operations are the same. Dilutive securities amounted to 28,421,679 at March 31, 2000.

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)

3.   Property and Equipment
     ----------------------

Property and equipment consists of the following:

                                                                                  March 31,         December 31,
                                                                                    2000                1999
                                                                                (Unaudited)
                                                                                --------------------------------
Computer equipment                                                              $    174,369        $    174,369
Furniture and fixtures                                                                17,850              17,850
Photographic equipment                                                                56,237              56,237
                                                                                --------------------------------
                                                                                     248,456             248,456
Less accumulated depreciation                                                       (226,248)           (214,012)
                                                                                --------------------------------
Net property and equipment                                                      $     22,208        $     34,444
                                                                                ================================

4.   Intangibles
     ------------

Intangible costs incurred are as follows:

                                                                                  March 31,         December 31,
                                                                                    2000                1999
                                                                                (Unaudited)
                                                                                --------------------------------
Trademarks                                                                      $      1,484        $      1,484
Patents                                                                              304,909             302,598
                                                                                --------------------------------
                                                                                     306,393             304,082
Less accumulated amortization                                                       (133,115)           (122,768)
                                                                                --------------------------------
Total                                                                           $    173,278        $    181,314
                                                                                ================================

5.   Commitments and Contingencies
     -----------------------------

     Leases
     ------

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

Future minimum payments by year and in the aggregate for non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:


          2000                                                                  $     29,980
          2001                                                                         3,739
                                                                                ------------
          Total minimum lease payments                                          $     33,719
                                                                                ============

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)

     Employment Contracts
     --------------------

The Company has entered into employment agreements with certain officers of the Company. The Company has agreed to pay its Chief Executive Officer and Chief Technical Officer a base annual salary of $240,000 each, beginning on July 1, 1996 and ending on December 31, 2000. The Company had also agreed to pay its Vice-President of Marketing and Sales, who resigned in April 1999, a base annual salary of $60,000 plus commissions. During 1999 and 1998, the Company's Board of Directors approved a reduction in these salaries for the entire 1999 and 1998 years due to a cash shortage. The Company's Board of Directors may also authorize bonuses on an ad hoc basis.

     Other matters
     -------------

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

6.   Related Party Transactions
     --------------------------

As of March 31, 2000, the Company owed $146,509 to certain of its officers and employees. These amounts represent accrued wages. As of December 31, 1999 and 1998, the Company owed $65,000 and $-0-, respectively, to certain of its officers and shareholders. These amounts represent accrued wages. During 1998, $99,299 in debt was forgiven by an officer and was recorded as contributed capital at December 31, 1998. In addition, a previously forgiven debt of $9,290 was paid out during 1998 resulting in a reduction of contributed capital at December 31, 1998. The Company also owed certain related parties $68,968 and $47,366 as of December 31, 1999 and 1998, respectively, for costs incurred on the Company's behalf.

During 1998, the Company obtained operating funds from a related party in exchange for a $10.71 royalty on future sales of up to 7,000 units on a CD product. As of December 31, 1999, the Company had completed the sale of the 7,000 CD units and had paid the related party a total of $38,556. At March 31, 2000, the Company has $36,444 in accounts payable - related for the remaining obligation under this agreement.

During 1998, the Company entered into an agreement with a related party whereby the related party funded the production of 50,000 CD's in exchange for a royalty upon future sales of 28,000 CD's. The agreement provides for $3.455 to be paid to the related party for every CD unit sold for up to 6,000 units and $6.91 to be paid to the related party for every CD unit for the remaining units. As of March 31, 2000, the Company had completed the sale of the 10,726 CD units and had paid the related party a total of $20,730, with a royalty obligation remaining on 17,274 units at $6.91 per unit. At March 31, 2000, the Company has $32,657 in accounts payable - related for their obligations under this agreement on units sold which had not been paid as of that date.

7.   Convertible Notes Payable
     -------------------------

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

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)

7.   Convertible Notes Payable (continued)
     -------------------------------------

The Convertible Note agreement also provides the Company with up to 2.0 million replicated and packaged CDs without charge from Future Media and requires Future Media to establish, operate and fund a catalog subsidiary or division to develop and produce 3D interactive digital catalogs licensing the Company's technology. The Company will retain certain rights from catalog endeavors whereas Future Media will retain replication and packaging revenues from the catalog business. The Company has not recorded any amounts for the replication, packaging and other services to be performed, and will not record any amounts for these services until such services are rendered or upon conversion of the Convertible Note. Upon performance of the services or conversion of the Convertible Note, the Company will account for such services as a contribution to capital for the fair market value of the services performed or to be performed.

8. Notes Payable

Notes payable consisted of the:

                                                                                  March 31,         December 31,
                                                                                    2000                1999
                                                                                (Unaudited)
                                                                                --------------------------------
Notes payable to various individuals,  interest at 13% per annum,  principal and interest  due May 1999  (payable  in cash or stock at $0.20  per  share,  at the option of the lender), unsecured
                                                                                $    -              $     -

Notes  payable  to  various  individuals,  interest  at 10%  due  semi-annually, principal due in May 1999  (payable in cash or stock at $0.20 per share,  at the option of the Company), unsecured
                                                                                     -                    -
                                                                                --------------------------------
Total notes payable                                                                  -                    -
Less current portion                                                                 -                    -
                                                                                --------------------------------
Long-term notes payable                                                         $    -              $     -
                                                                                ================================

These notes and the related accrued interest were settled in May 1999 through the issuance of 5,005,000 shares of common stock at $0.20 per share in lieu of cash repayment as provided for in the note agreements.

9.   Stock Options, Warrants and Rights
     ----------------------------------

     Common Stock Options
     --------------------

The Company has two stock-based compensation plans, the 1998 Plan and the 1999 Plan. Under the Company's stock-based compensation plans, employees, outside directors and consultants are able to participate in the Company's future performance through the awards of incentive and nonqualified stock options and stock purchase rights. The total number of shares reserved and available for grant and issuance pursuant to the 1998 Plan and 1999 Plan is 2,500,000 and 10,000,000, respectively. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option. Unless the Board of Directors or a stock option agreement provides a shorter period, each stock option may be exercisable until December 31, 2009, the term of the option. No stock option shall be exercisable after the expiration of its option term. The exercise price of the option shall be 100% of the fair market value of a share of the Company's common stock on the date the stock option is granted, provided the option price granted to any owner of 10% or more of the total combined voting power of the Company shall be 110% of such fair market value. The aggregate fair market value of the Company's common stock with respect to which stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)

9.   Stock Options, Warrants and Rights (Continued)
     ----------------------------------------------

In June 1999, in accordance with a private placement of common stock to an investor, the Company granted the investor stock options to purchase 1,448,445 shares of common stock at $0.10 per share. At March 31, 2000, 800,000 of these options had been exercised and 648,445 remain outstanding, which expire within ninety days of a $1,000,000 capital raise by the Company.

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

The following table summarizes all stock option activity:

                                                                       Weighted-
                                                                         Average
                                     Number of         Price per        Exercise
                                        Shares            Share            Price
                                   ---------------------------------------------
Balances at January 1, 1997          8,332,355        $0.22 - 1.00       $  0.42
   Options granted                   2,486,290         0.75 - 1.00          0.90
   Options exercised                (1,543,500)        0.22 - 0.50          0.45
   Options cancelled                (2,939,000)        0.22 - 1.00          0.33
                                   ---------------------------------------------
Balances at December 31, 1997        6,336,145         0.22 - 1.00          0.62
   Options granted                   1,253,885         0.53 - 0.66          0.53
   Options exercised                     -                  -                -
   Options cancelled                  (155,000)        0.75 - 1.00          0.80
                                   ---------------------------------------------
Balances at December 31, 1998        7,435,030        $0.22 - 1.00       $  0.60
   Options granted                   6,023,960         0.07 - 0.20          0.13
   Options exercised                  (800,000)            0.10             0.10
   Options cancelled                (2,687,855)        0.22 - 1.00          0.41
                                   ---------------------------------------------
Balances at December 31, 1999        9,971,135        $0.07 - 1.00       $  0.42
   Options granted                   4,890,000         0.26 - 0.41          0.28
   Options exercised                     -                  -                -
   Options cancelled                  (137,500)            0.20             0.20
                                   ---------------------------------------------
Balances at March 31, 2000          14,723,635        $0.07 - 1.00       $  0.32
                                   =============================================

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options as of March 31, 2000:

                          Options Outstanding                                           Options Exercisable
-------------------------------------------------------------------------       --------------------------------

                              Number         Weighted-                             Number
                           Outstanding        Average        Weighted-           Exercisable          Weighted-
                              as of          Remaining        Average              as of               Average
      Range of              March 31,       Contractual      Exercise             March 31,           Exercise
   Exercise Price              2000       Life (in Years)      Price                2000               Price
----------------------   ------------------------------------------------       --------------------------------
    $0.07 - 0.10               3,328,020        3.1            $ 0.10              3,328,020        $       0.10
     0.13 - 0.20               1,758,440        4.1              0.19              1,098,440                0.18
     0.26 - 0.41               4,890,000        4.1              0.28              4,455,000                0.28
     0.50 - 0.66               2,453,885        4.9              0.52              2,153,885                0.52
     0.75 - 1.00               2,293,290        2.2              0.91              2,248,290                0.92
                         ------------------------------------------------       --------------------------------
                              14,723,635        3.7            $ 0.32             13,283,635        $       0.30
                         ================================================       ================================

The Company's policy is to disclose the pro-forma effect on operations of using the fair value method of valuing stock options. The fair value method of valuing stock options is based on the use of an option-pricing model. This model considers volatility, a risk free interest rate and an estimated life of the option. The Company used a zero expected dividend yield, expected stock price volatility of 266%, a risk free interest rate of 5.5% and estimated lives of two to five years. These assumptions resulted in a weighted average fair value of $0.13 for stock options granted in the year ended December 31, 1999. The pro-forma effect of using the fair value method would be to increase the consolidated net loss to $1,504,935, or $0.06 per common share, in the year ended December 31, 1999.

Stock "Rights" and Warrants
---------------------------

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

                          Synthonics Technologies, Inc.
                      Consolidated Statements of Cash Flows

                    Notes to Financial Statements (Continued)

     Stock "Rights" and Warrants (continued)
     ---------------------------

As of March 31, 2000, the total number of warrants outstanding was 2,843,349 with exercise prices ranging from $0.11 to $2.00 per share and expiration dates from May 2000 through March 2004.

10.  Provision for Income Taxes
     --------------------------

The provision for income taxes for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                      1999             1998            1997
                                 -----------------------------------------------

State Franchise Taxes            $   6,665        $   2,400      $    1,700
                                 ===============================================

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

11.  Preferred Stock
     ---------------

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

12.  Fair Value of Financial Instruments
     -----------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

     The following discussion and analysis should be read together with the Annual Report of Synthonics, Consolidated Financial Statements of Synthonics and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Synthonics for the nine months ended March 31, 2000 and March 31, 1999. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking Statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors." You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

     Forward-looking Statements. Forward-looking statements presented in this Forn 10-Q are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

     Overview
     --------

     Synthonics Technologies, Inc. has been a pioneer in developing desktop photogrammetry technology since the inception of Synthonics Incorporated (a wholly owned subsidiary of Synthonics Technologies, Inc.) in August 1993. Photogrammetry is the art and science of making measurements from photographs. The Company's patented technologies are capable of "extracting" real objects from common photographs and re-creating those objects as dimensionally-accurate, photorealistic, 3D computer graphic models. The Company's core competency is related to creating 3D content for computer graphic presentations.

     Business Model. Since late 1994, the Company's business model has been associated with licensing custom implementations of its 3D content-creation technology to various marketing and sales partners. The Company is a technology development company, more than it is a marketing and sales company. Management has long realized that the Company could not cost-effectively develop internal marketing expertise to address all of the diverse markets available to the technology. Marketing 3D models and application software to the medical industry requires personnel with a different background and a different set of skills than those of personnel marketing 3D products to the apparel industry. The Company prefers to find qualified marketing partners rather than try to build expertise within the Company structure.

     To date, the Company has formed business alliances with Acuscape, Inc., a privately held medical imaging company, the Smithsonian Institution in Washington, DC and Evan & Sutherland, a publicly held corporation that was instrumental in the early-stage development of modern computer graphics.

     The Acuscape alliance is the business relationship preferred by the Company. (See "Investments in Affiliates" in the "Notes to Consolidated Financial Statements" section of this Form 10-QSB). In this type of alliance, the Company licenses certain intellectual properties to a start-up business partner on a "conditionally exclusive" basis in exchange for an equity position in the new company and a modest royalty stream from revenues. Successful performance of the new company is measured in terms of its ability to develop an adequate royalty stream for the Company. If the new company is not successful, as measured by royalty payment schedules, then the exclusivity of technology license lapses and the Company is free to enter into new agreements with other entities.

     Currently, the Company is seeking multiple marketing partners to address various vertical markets in the rapidly developing e-commerce and Internet sectors and for the emerging "wireless Internet" market.

     In order to better understand commercial potential associated with the Company's technology and the Company's performance to date, it is first necessary to understand (a) the broad scope of applications that can be addressed by the Company's technology and (b) certain limitations imposed by computer processing and data delivery infrastructure elements.

     Commercial Potential. 3D computer graphic models have utility in a broad range of applications, including science, medicine, education, entertainment and retail sales. Scientific and medical applications require dimensional accuracy. Educational and entertainment applications require interactive features with moving parts. Retail sales applications require photographic realism and small files sizes. In each case, there is a universal requirement for low production costs. All of these requirements are met routinely through the use of Company's technology.

     There are virtually no limits to the size, shape, type or complexity of real life object that can be converted to a 3D computer graphic model using the Company's technology. Objects ranging in size from ants to aircraft carriers are easily modeled using the Company's patented techniques. In a grand sense, the Company's technology is capable of "digitizing the world" for use in computer graphic presentations. Thus, the Company's business potential may arguably be viewed as extremely large and limited, in part, by the Company's ability to form financially successful business alliances that adequately address diverse markets.

     Business Performance. In assessing the Company's business performance, it is important to understand certain constraints to growth that have been imposed by PC processing power and data delivery technologies, technologies that are outside of Company control or influence. 3D graphics require both (a) high-performance PC processors to view the interactive 3D graphic content and
(b) broadband communication links to distribute the 3D content to remote computers quickly and efficiently.

     Management believes that today's PC processing power is generally adequate for viewing the Company's 3D graphic content. However, it further believes that the problem of distribution of 3D graphics over the Internet is just now finding a viable solution through the use of various data streaming techniques and the deployment of various high-bandwidth Internet delivery systems, such as home-based Digital Subscriber Lines (DSL), cable modems and satellite download links.

     In 1993 and 1994, the Company saw a limited demand for 3D content, coming primarily from scientific and engineering business sectors. During these years the demand for Computer Aided Design (CAD) wireframe models was low and the demand for the Company's patented phototextured 3D models for computer animation was low to modest.

     From 1995 to 1998, the Company saw an increase in demand for 3D content, coming from educational, entertainment, and architectural sectors. The pioneering work with the Smithsonian Institution (interactive CD tour of museums), Acuscape (medical imaging) , and Evans & Sutherland (architecture and urban planning) took place or was initiated during these years. The Company expanded the use of industry-specific generic primitive structures to lower production costs and shorten 3D content creation times, thus making 3D graphic content generation more competitive with traditional CAD techniques. Toward the end of this period, the Company was beginning to demonstrate the commercially competitive nature of its technology.

     In 1999, the Company experienced the initiation of interest in 3D content coming from Internet and other e-commerce related sectors. Marketing concepts demonstrated through the Company's e-commerce apparel initiative has received a strong positive response from "e-tailers" who wish to market their wares electronically via the Internet. The primary obstacle to industry acceptance of the Company's Internet e-commerce concepts has been associated with excessive file download times over relatively slow modem connections to the Internet. In the first quarter of year 2000, the Company successfully demonstrated a ten-fold improvement in download times (from 60 seconds per model to approximately 6 seconds per model) by employing model optimization techniques and utilizing various data streaming techniques.

     In a forward-looking statement (see "Forward-Looking Statements"), Management believes the demand for 3D content will continue to increase to commercially viable levels in the years 2000 and beyond, with emphasis shifting toward "wireless Internet" and "portable appliance" applications.

     Continued Business Losses. Since the inception of Synthonics Incorporated, a wholly-owned subsidiary formed in 1993, the Company has been required to demonstrate its technological capabilities in addressing various and diverse markets. This activity has been costly but necessary in order to prove the viability of the Company's technology. These activities have yielded only modest revenues to date and have not reached levels that provide the Company with a self-sustaining revenue stream.

     Management has raised and spent over $7M developing and demonstrating the Company's technology since August 1993. Management believes it may be necessary to raise and spend up to an addition $4M over the next two years before reaching a point of sustainable profitability, with some of the projected expenditure going toward the development of demonstrations for "wireless Internet" applications.

     Even though the business potential for 3D graphic content is great, the risk of being able to maintain development and growth to exploit the anticipated potential is equally great.

THREE  MONTHS  ENDED MARCH 31, 2000  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
1999.
--------------------------------------------------------------------------------

     NET SALES decreased by 32% for the three months ended March 31, 2000 to $42,750 from $62,492 for the three months ended March 31, 1999. The majority of sales during the three months ended March 31, 2000 were from ongoing sales of the Smithsonian CD-ROM.

     GROSS PROFIT increased 72% in the three months ended March 31, 2000 to $35,342 from $20,512 in the three months ended March 31, 1999. This increase in the gross profit can be attributed to an 82% reduction in cost of sales for the same time period.

     OPERATING EXPENSES increased by 154% to $504,357 for the three months ended March 31, 2000 from $198,685 for the three months ended March 31, 1999. The increase in operating expense is primarily due to an increase in staffing and consultants used to demonstrate the Company's e-commerce capabilities in the area of apparel sales.

     PRODUCTION COSTS for the three months ended March 31, 2000 decreased by 44% to $12,022 or 28% of sales as compared to $21,370 or 34% of sales for the three months ended March 31, 1999. Production costs decreased due to the fact that during the first three months of 2000, the Company had fewer additional costs related to 3D content creation services.

     GENERAL AND ADMINISTRATIVE EXPENSES increase by 197% for the three months ended March 31, 2000 to $332,544, from $111,842 for the three months ended March 31, 1999. The increase in expense reflects a temporary ramp up of personnel required to address development and demonstrations of Internet e-commerce solutions for the apparel industry.

     RESEARCH AND DEVELOPMENT EXPENSES increase by 230% for the three months ended March 31, 2000 to $143,745, from $43,574 for the three months ended March 31, 1999. The increase is primarily the result of a temporary increase in programming development that reduced production costs for apparel industry objects by more than an order of magnitude. Expenditures on research and development are expected to fluctuate in future periods, as techniques are refined to lower production costs for other target market segments of e-commerce.

     There were no write-offs for uncollectible receivables for the three months ended March 31, 2000.

     As a result of the foregoing factors, we had a net loss increase of 163% for the three months ended March 31, 2000 to $471,349 from $203,767 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in licensing activities. Specifically, funds are required to complete technology demonstrations and maintain personnel that are necessary to promote the Company's Internet e-commerce initiatives.

     Working capital for the three months ended March 31, 2000 was funded primarily through a $500,000 cash element of a a previously issued, three-component-consideration debt instrument that has conversion rights to equity under favorable terms to the creditor (see "Notes to Consolidated Financial Statements; 7. Convertible Notes Payable"). No asset or capital input value has been ascribed to or booked for the non-cash elements of the consideration provided in that debt instrument.

     In a forward-looking statement bearing considerable speculation, Company management believes the CD replication rights for up to 2,000,000 CDs pledged as non-cash consideration under a previously mentioned debt instrument ( see "Notes to Consolidated Financial Statements; 7. Convertible Notes Payable"). could have a future value to the Company ranging from

     (a)  $0, if the replication rights are never used, to

     (b) $700,000, if CDs are replicated in large volume production runs of 500,000 CDs or more (a value consistent with the value ascribed by FUTURE MEDIA PRODUCTIONS is SEC Form S-1/A filed with the SEC on 05/08/2000, or

     (c) a maximum probable value of $2,000,000 if the replication rights are exercised in production runs of 50,000 units or less.

     Management may attempt to extract some near-term value from the replication rights consideration, via discounting and factoring, to sustain operations and growth in the second quarter of year 2000, but it can give no assurances that it will be successful in that endeavor if it attempts to do so.

     Net cash used in operating activities during the three months ended March 31, 2000 increased by 8% to $282,637 from $270,706 for the three months ended March 31, 1999. The cash was used primarily to develop technology demonstrations related to the Company's e-commerce apparel initiative.

     Operating Cash Shortfall Warning. At present, our anticipated capital commitments are primarily for the expenditures associated with creating marketing demonstrations for new e-commerce applications, pursuing strategic alliances, and pursuing capital funding. We estimate that our current cash balance is not sufficient to meet our needs through the second quarter of fiscal 2000. We anticipate that further capital will be required during the next twelve months to satisfy our expected working capital and research and development requirements for the new e-commerce initiatives. We are currently exploring alternatives to fulfill our financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stock holders and us. If needed funds are not available, we may be required to continue to curtail our operations, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

YEAR 2000 ISSUES
----------------

     Synthonics products have successfully transitioned to the year 2000. We did not incur any significant expenses during 1999 in conjunction with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

     Effective March 31, 2000 the Company may decide to permanently discontinue its public web pages containing Year 2000 Readiness information regarding Synthonics and its products.

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

     SUBSTANTIAL DOUBT THAT THE COMPANY CAN CONTINUE AS A GOING CONCERN. The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume, the expansion of its product line and to obtain additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require $1,500,000 of additional funds over the next twelve months. While the Company can generate funds necessary to maintain its operations, without additional funds there will be a reduction in the number of new projects that the Company could take on which may have an effect on the Company's ability to maintain its operations. Therefore the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

     Additionally, it should be noted that the Company's independent auditors have included a going concern opinion in the note to financial statements.

     WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE. For the period January 1, 2000 to March 31, 2000 we incurred a net loss of $468,349. For the fiscal year ended December 31, 1999 we had a net accumulated loss of $6,980,378. At March 31, 2000 our accumulated deficit was $7,448,727. Our ability to obtain and then sustain profitability will depend, in part, upon the successful development of license and marketing agreements and our ablility to introduce new product variations in a timely and cost effective manner.

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

     IF WE DO NOT ACHIEVE COMMERCIAL ACCEPTANCE OF OUR INTERNET 3D E-COMMERCE SOLUTION PRODUCTS. We are currently focusing the Company's resources to provide 3D e-commerce solutions for the Internet that take advantage of our patented 3D technology. We believe both consumers and businesses participating in e-commerce on the Internet, will benefit substantially from the products that we develop, thereby creating market demand for these products. In designing our products for e-commerce on the Internet, we will have to make certain assumptions about consumer preferences, retailers needs, and the availability of anticipated Internet related technology advances. Inaccurate assumptions on our behalf, for any of these categories, will likely downgrade market acceptance of our Internet 3D e-commerce solution products. If market acceptance of these products is less than we have forecasted, future results of the company will be adversely affected.

     IF EMERGING TECHNOLOGIES PROVIDE ALTERNATIVES WITH EQUAL OR BETTER BENEFITS OF OUR TECHNOLOGY. We believe that our current level of 3D technology for the creation of 3D content provides businesses and consumers with benefits that are unavailable from competitive technologies. We can only make this evaluation against other products that have been released and available for public consumption. Our competitive analysis cannot evaluate products that are currently under development by other companies. The explosive growth of e-commerce over the Internet is sufficient incentive for many companies to invest in technologies that may provide products that offer similar or better consumer and business benefits than will our products. It is essential that we execute our Internet e-commerce solution strategy very quickly in order to stay ahead of the competition's product offerings in this marketplace. Our time to market with our future products is dependent on our ability to raise adequate capital funding, as described above.

     IF WE ARE UNABLE TO IDENTIFY AND SECURE REQUIRED RESOURCES. Our future results depend largely on our ability to identify and secure resources that will lead to building license relationships with successful marketing organizations. We anticipate continued need for technical staff, business development staff, strategic partners and outside contractors. We may have to rapidly expand our capabilities, once capital funding is secured, in order to successfully pursue Internet e-commerce solutions. Our capabilities will be expanded by combining internal staffing with the formation of strategic partnerships and with the selection of outside contractors such as software program developers. If we are either unable to identify or to secure these resources in a timely fashion, our future results may be adversely affected.

     IF WE ARE UNABLE TO RETAIN AND UTILIZED KEY PERSONNEL. As an early stage company, we are particularly dependent on a limited number of individuals to execute our business plan. At present, all our officers and directors fall in to the category of key individuals as each is counted upon for contributions to our success. We have been unable to pay certain key employees the compensation amounts called for in their employment contracts during the past several fiscal quarters. If any of these individuals were to terminate employment in the near future, it may have an adverse affect on our ability to perform. Our directors are all individuals who are employed full time by other, non-competing, companies. As such, involvement of these directors in the day-to-day running of the business is not practical due to a lack of available time in their daily schedules. At any given time, any of our directors may be unavailable to us due to the demands of their employers and this may have an adverse affect on certain aspects of our business.

     IF WE ARE UNABLE TO MANAGE OUR EXPANSION AND GROWTH. We are planning to expand the business very rapidly in order to entrench ourselves in, what we believe is a very lucrative e-commerce market. Effectively managing this expansion will be very complex and may require the addition of key management personnel as well as the incorporation of management support systems. The failure to identify and attract key managers or the delayed incorporation of required management support systems may adversely affect our future financial results. The successful recruitment of key managers and the timely installation of management support systems are both largely dependent on our efforts to secure adequate capital funding, as discussed above.

     IF WE ARE UNABLE TO ADEQUATELY ADDRESS INTERNET DOWNLOAD ISSUES. We will be supplying 3D e-commerce solutions over the Internet. A major element of these future product solutions will be to require downloads of 3D data files from servers to consumer sites. In order to be successful in this regard, we must be able to offer download times that do not detract from the e-commerce experience. We believe that our technology offers the best alternative available in terms of 3D file sizes. However, we have no assurances that this advantage will be adequate in the eyes of a consumer. We have no control over the modem type used by a consumer, the time of day a consumer will be accessing the Internet, the capacity of the consumer's Internet Service Provider (ISP), or the rate to which expanded bandwidth solutions will be made available to consumers. Low bandwidth data delivery conduits to consumers will generally lead to long download times and have a negative affect on consumer acceptance. We are attempting to consider all these issues in the design of our 3D e-commerce solution products but we cannot assure that they will be adequately addressed. If consumers conclude that the download times are not sufficiently offset by the benefits provided, our future financial results may be adversely affected.

PART II - OTHER INFORMATION.
----------------------------

Item 1.  Legal Proceedings.
         -----------------

     During the period covered by this report there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities.
         ---------------------

     None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

     For the last five quarters ended March 31, 1999, June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000, the Company has failed to pay the quarterly dividends on the Preferred Stock in the amount of total $3,000 per quarter bringing the total amount in arrears to $15,000.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     None

Item 5.  Other Information.
         -----------------

     Patents Issued. Two additional patents were issued to the Company by the US Patent and Trademark Office during the month of March 2000, bring the total number of patents assigned to the Company to nine (9).

     Patent 6,037,971 was issued on March 14, 2000 and deals with methods for recovering lost full-depth, stereoscopic 3D viewing details due to poor image exposure at the time of image capture. Management feels this patent will not have any significant financial benefit to the Company until after "home theater" systems and "Internet movie-on-demand" infrastructures are more fully developed.

     Patent 6,041,140 was issued on March 21, 2000 and deals with methods for utilizing field-programmable gate arrays to provide hardware acceleration in the creation of 3D models from photographs. Hardware acceleration of the Company's patented processes shortens the time required to build 3D models from photographs by a factor of approximately 2,400 and would make 3D model and virtual world content creation almost instantaneous in some situations. The application of this technology is aimed at (a) real-time processing of camcorder video frames to build virtual world content during a walk-through or fly-through of a real space, and (b) "wireless Internet" and "portable analytical appliances" for use in real-time on-site applications. The patent may have no commercial benefit to the Company if commercially available PC processors continue to improve in performance over time.

     Changes to the Board of Directors. During the three months ended March 31, 2000, there were several changes made in Board membership. Chronologically, the changes occurred as follows.

     On March 1, 2000, Director Alex Sandel resigned from the Board after serving in that capacity since December 22, 1999. Mr. Sandel remains a major shareholder affiliate through investments made in the Company through the Argoquest 7. Mr. Sandel remains a strategic business partner via multiple contracts between the Company and privately held Future Media Productions, Inc., a CD and DVD disk replication company in which Mr. Sandel is a principal.

     On March 2, 2000, Director David Stewart, Esq. resigned from the Board after serving in that capacity for nearly five years. Mr. Stewart is currently a partner in the law firm McDermott, Will and Emery in Washington, DC, a minor shareholder in the Company and remains the Company's lead patent counsel.

     On March 8, 2000, Director Diana Maranon resigned from the Board after serving in that capacity since June 18 1999. Ms. Maranon is principal in Averil Capital Markets Group, Inc., a company that has had a contractual relationship with the Company since April 1, 1999. Ms. Maranon maintains a continued interest in the Company, its development and growth , via Warrants issued to her and affiliate organizations, some of which are vested and exercisable based on a successful performance in securing growth capital for the Company.

     On March 20, 2000, Director Vera Campbell resigned from the Board after serving in that capacity since June 18, 1999. Ms. Campbell still serves the Company as Executive Vice President for Apparel Initiative and maintains a continued interest in the Company, its development and growth, via stock options issued to her, some of which are vested as a function of performance in developing strategic alliances and establishing a customer base in the apparel industry.

     All of the above former Directors are principals in large, successful firms with continuous demands on their time. It is always difficult for such successful business people to find sufficient time to devote to the needs of a high-tech start-up, such as the Company, especially in light of the significant fiduciary responsibilities that accompany a Directors position. It is not known what effect, if any, the fact that the Company has been unable to afford adequate ($10M to $15M) Directors and Officers insurance might have had on any of the decisions to voluntarily resign from Board membership. Valuable past services provided by these former Directors and their continued interest in the Company is greatly appreciated by the remaining Board and the management of the Company.

     Change in Legal Counsel. On March 17, 2000 the law firm of TROOP STEUBER PASICH REDDICK & TOBEY, LLP, informed the Company that it would no longer be providing legal service to the Company, a service they had provided since June 3, 1999. The Company has not formally dis-engaged with TROOP STEUBER PASICH REDDICK & TOBEY, LLP, but does not anticipate using their services to support future transactions. The Company re-engaged with the law firm of Wenthur & Chachas of La Jolla, CA in order to comply with SEC filing deadlines associated with the filing of the Annual Report on Form 10-KSB for calendar year 1999.

     Subsequent events. Numerous events occurred subsequent to the close of the reporting period for this Form 10-QSB submission, March 31, 2000. Some of these events may have a bearing on investor interest in the Company and are therefore disclosed to the public.

     (a) Scheduling Delays in performing 1999 year-end independent audit of Company's books. At a special shareholders meeting held on December 03, 1999 the Company's shareholders voted to re-incorporate in the State of Delaware and to engage Ernst & Young (EY) as independent auditors of the Company's books. Since EY had no familiarity with the Company's books and bookkeeping procedures, the independent audit of the Company's books took longer than anticipated. The audited financial statements were released for submission as part of the Form 10K filing on April 15, 2000.

     (b) Delay in Scheduling the Annual Shareholders Meeting. Several events, disclosed above, and the advanced notice to shareholders requirement caused the Board of Directors to delay in setting a date for the Annual Shareholder's Meeting that is normally held in April or May of each calendar year. The event most responsible for causing the delay in meeting was the late completion of the independent audit of the Company's financial statements.

     (c) Director Resigns from Company. On April 17, 2000, Director Tom Carpenter, who was scheduled to retire from Board service coincident with the Annual Shareholders Meeting, resigned from the Board of Directors after learning of the indeterminant delay in holding the Annual Shareholders Meeting. Mr. Carpenter is a principal in a high-tech start-up company based in San Diego, CA and found it difficult  to  devote  sufficient  time and  energy  to the  Company's business in light of the associated significant fiduciary responsibilities. Mr. Carpenter had served as a Director for several years.

     (d) Director and Officer Resigns from Company. On April 25, 2000, Director, President and CEO F. Michael Budd resigned, simultaneously, from all three positions. Mr. Budd is one of the original cofounders of the Synthonics Incorporated, a wholly owned subsidiary of the Company, and had served as a Director since the August 1993. He had served as President and CEO since July 1, 1996. Mr. Budd was most directly responsible for the successful production of the "Smithsonian Museum Collection" CD that continues to generate revenues for the Company. He was also the lead influence in the successful initiation of the Company's e-commerce apparel initiative. Mr. Budd maintains an interest in the successful growth of the Company while remaining a major shareholder and holder of significant options to acquire Company common stock.

     (e) Interim President and CEO Appointed by the Board. On April 26, 2000, Dr. Charles Palm was appointed to serve as President, CEO and Chairman of the Board, on an interim basis. Dr. Palm currently serves as a Director and Chief Technical Officer of the Company and was one of the original co-founders of Synthonics Incorporated, a wholly-owned subsidiary of the Company.

     (f) Cutback in Technical Staff. During first two weeks in May, 2000, Interim President and CEO, Dr. Charles Palm, began layoffs of recently appointed technical staff, and began terminating consulting agreements in a effort to cut operating costs and reduce debt accumulation until additional operational funds are secured. Those laid off were associated with the successful development of a apparel content and a custom OpenGL 3D rendering engine that was the basis of an Internet browser 3D viewer used to demonstrate the use of Company 3D apparel content over the Internet. Dr. Palm felt the existence of a custom Internet viewer was not critical to the Company's e-commerce apparel initiative because the Company's 3D models are also compatible with several other commercially available 3D rendering engines, such as the Virtue3D Virtuoso Player and Metacreation's Metastream viewer, that have already established a marketing presence on the Internet.

     (g) Termination of Averil Contract. On May 10, 2000, by the mutual consent of both parties, notice was given to terminate a fund raising agreement that exists between the Company and Averil Capital Markets Group, Inc. Termination of the agreement will reduce debt accumulation and allow the Company to use other financial consultants for subsequent fund raising activities.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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

               3.6(a) Restated  Articles of Incorporation  dated effective as of
                    April 22, 1999, (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-QSB filed on May 13, 1999.

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

             10.21 Equity Agreement between the Company and Alex Sandel dated June 2, 1999, (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed on August 13, 1999.

             10.22 Subscription Agreement for Convertible Note of Synthonics Technologies, Inc., dated December 22, 1999. (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-KSB for the year ended December 31, 1999.

             10.23 Convertible Subordinated Promissory Note of Synthonics Technologies, Inc., dated December 22, 1999. (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-KSB for the year ended December 31, 1999.

          (27)      Financial Data Schedule

                    27.1.Financial Data Schedule  (submitted  electronically for
                         SEC information only).

     (b) The Registrant filed a Form 8-K on February 1, 2000. There were no other reports on Form 8-K filed during the quarter of the period covered.

         The following Exhibit Index sets forth the Exhibits attached hereto

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

                                     SYNTHONICS TECHNOLOGIES, INC.
                                     A Delaware Corporation



Dated:   May 18, 2000                /s/  Charles S. Palm
                                     ---------------------
                                     By:  Charles S.Palm
                                     Its: President and Chief Executive Officer