Form 10QSB/A
period 2000-03-31
SYNTHONICS TECHNOLOGIES INC
filed 2000-06-01
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

     This Form 10-QSB has 31 pages, the Exhibit Index is located at page 28.

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

     "Discounting", as used above, refers to selling or offering for sale the CD replication rights at a reduced price to some entity. The entity most likely to participate in any discounting sale is Future Media Productions itself. Management has no assurances or indications that Future Media Productions would consider entering into a discounting transaction. "Factoring", as used above, refers to finding a person or firm that accepts accounts receivable as security for short-term loans. Since the Company does not currently have any customers that could utilize the CD replication services, there are no identifiable factoring transactions in the immediately foreseeable future. Investors should consider the liquid or near-liquid value of the CD replication rights to be much closer to $0 than to any other figure for the foreseeable future.

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

     RISK OF BANKRUPTCY. The Company wishes to fully disclose elements that adequately define risks associated with potential voluntary and involuntary bankruptcy proceedings. The Company has a long history (since August 1993) of being under-funded, unable to demonstrate a sustainable revenue stream from sales and on many occasions has operated from a position of debt with insufficient funds or other liquid assets to meet a demand for payment of debt. Currently, as a result of (a) a significant effort to demonstrate the Company's ability to address the Internet e-commerce market, (b) reincorporate in Delaware, and (c) taking other costly measures to improve the "investment profile" of the Company in the eyes of potential institutional investors and other accredited investors, the Company has incurred considerable current and short-term debt in excess of approximately $600,000 at March 31, 2000 that has escalated to a larger debt of approximately $750,000 as a result of additional events subsequent to March 31, 2000. This is the largest current debt figure (approximately $750,000) incurred by the Company since August 1993.

     Company debt can be characterized using three broadly defined debt categories: (i) insider-related debt (unpaid salaries and other debt associated with officers, directors, former officers and former directors who are now, or have been in the recent past, familiar with the Company's financial condition),
(ii) corporate and corporate-affiliate debt (certain unpaid advertising fees due current business partners, certain legal fees associated with affiliate-related transactions, certain marketing fees associated with affiliate-related transactions, certain fund-raising and consulting fees associated with affiliate-related transactions and certain public relations fees owed to current shareholders) and (iii) current operating debt (unpaid programmer consultant fees, manufacturing fees, normal short-term operational debt for services and supplies, and other non-corporate and non-affiliate operational debt).

     Management feels that all except for approximately $100,000 of its current and short-term debt can be considered "friendly debt" in the sense that the creditors have, or have had in the recent past, an affiliate relationship with the Company or they have extended credit and carried the debt for a relatively long period of time in the past, knowing of the Company's poor liquidity condition and further knowing that they have little to gain by pressing for immediate debt reconciliation. However, any of the presumed "friendly" creditors could unexpectedly and uncharacteristically make demand payments without notice and potentially force the Company into a state of insolvency and thus into a state of involuntary bankruptcy. While Management does not expect this to happen because much of the current debt is associated with insiders, former insiders, affiliates, and former affiliates, it cannot guarantee that it will not happen.

     Management expects to be able to work out of its current debt profile over the course of the next twelve months, and thus work out of any inherent bankruptcy threat, but it cannot guarantee that it will be successful in that endeavor. Investors should consider the risk of both voluntary bankruptcy and involuntary bankruptcy proceedings as a major element of their investment decision.

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

                                     SYNTHONICS TECHNOLOGIES, INC.
                                     A Delaware Corporation



Dated:   June 1, 2000                /s/  Charles S. Palm
                                     ---------------------
                                     By:  Charles S.Palm
                                     Its: President and Chief Executive Officer