Form 10QSB
period 2000-06-30
SYNTHONICS TECHNOLOGIES INC
filed 2000-08-17
CIK 1038370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2000; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 2000 there were 28,561,679 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from inception through June 30, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                                                                            Page
                                                                           ----
Consolidated Balance Sheets ............................................... 3
Consolidated Statements of Operations ..................................... 5
Consolidated Statements of Stockholders' Equity (Deficit) ................. 6
Consolidated Statements of Cash Flows ..................................... 7
Notes to the Consolidated Financial Statements ............................ 9

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                             June 30,               December 31,
                                              2000                      1999
                                         -----------------     -----------------
                                           (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents             $         16,239      $        294,583
   Accounts receivable, net                         1,316                   302
   Accounts receivable, related (Note 2)        -                        31,620
                                         -----------------     -----------------

     Total Current Assets                          17,555               326,505
                                         -----------------     -----------------

PROPERTY AND EQUIPMENT (Net) (Note 3)              16,302                34,444
                                         -----------------     -----------------

OTHER ASSETS

   Deferred financing costs (Note 7)               82,441                82,441
   Deposits                                         4,495                 4,495
   Intangibles, net (Note 4)                      162,878               181,314
                                         -----------------     -----------------

     Total Other Assets                           249,814               268,250
                                         -----------------     -----------------

     TOTAL ASSETS                        $        283,671      $        629,199
                                         =================     =================


The accompanying notes are an integral part of these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                   June 30,     December 31,
                                                                     2000           1999
                                                                 ------------   ------------
                                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                              $   561,739    $   215,534
   Accounts payable, related (Note 6)                                181,733        195,661
   Unearned revenue                                                   50,000         -
   Accrued expenses                                                   20,605         14,440
                                                                 ------------   ------------

     Total Current Liabilities                                       814,077        925,635
                                                                 ------------   ------------

NON-CURRENT LIABILITIES

   Convertible notes payable (Note 7)                                500,000        500,000
                                                                 ------------   ------------

     Total Non-Current Liabilities                                   500,000        500,000
                                                                 ------------   ------------

     Total Liabilities                                             1,314,077        925,635
                                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, Class A; $10.00 par value,
   550,000 shares authorized, 10,000 shares
   issued and outstanding                                            100,000        100,000
   Preferred stock, Class B; $0.01 par value, 20,000,000
    shares authorized, no shares issued and outstanding               -              -
   Common stock; 100,000,000 shares authorized
    of $0.01 par value, 28,561,679 and 19,951,279
    shares issued and outstanding, respectively                      285,617        284,217
   Additional paid-in capital                                      6,334,492      6,299,725
   Accumulated deficit                                            (7,750,515)    (6,980,378)
                                                                 ------------   ------------

     Total Stockholders' Equity (Deficit)                         (1,030,406)      (296,436)
                                                                 ------------   ------------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                             $   283,671    $   629,199
                                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months           For the Six Months
                                                     Ended June 30,               Ended June 30,
                                             ---------------------------   ---------------------------
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------

REVENUE

   Net sales                                 $     8,277    $    62,474    $    51,027    $   124,966
                                             ------------   ------------   ------------   ------------

     Total Revenue                                 8,277         62,474         51,027        124,966
                                             ------------   ------------   ------------   ------------

EXPENSES
   Cost of goods sold                              7,338         30,058         14,746         72,038
   Research and development                      164,167         46,779        307,912         90,353
   Production costs                                7,000         12,312         19,022         33,682
   General and administrative                     82,588         57,732        410,906        169,574
   Bad debt expense                               31,620         -              31,620         -
   Depreciation and amortization                  16,306         22,320         36,578         44,219
                                             ------------   ------------   ------------   ------------

     Total Expenses                              309,019        169,201        820,784        409,866
                                             ------------   ------------   ------------   ------------

     Loss From Operations                       (300,742)      (106,727)      (769,757)      (284,900)
                                             ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Interest income                                     8              9            875            960
   Interest expense                               (1,054)       (11,993)        (1,255)       (35,538)
                                             ------------   ------------   ------------   ------------

     Total Other Income (Expense)                 (1,046)       (11,984)          (380)       (34,578)
                                             ------------   ------------   ------------   ------------

NET LOSS                                        (301,788)      (118,711)      (770,137)      (319,478)
DIVIDENDS ON PREFERRED
 STOCK                                             3,000          3,000          6,000          6,000
                                             ------------   ------------   ------------   ------------

NET LOSS APPLICABLE TO
 COMMON SHAREHOLDERS                         $  (304,788)   $  (121,711)   $  (776,137)   $  (325,478)
                                             ============   ============   ============   ============

BASIC LOSS PER SHARE                         $     (0.01)   $     (0.01)   $     (0.03)   $     (0.02)
                                             ============   ============   ============   ============

FULLY DILUTED LOSS PER SHARE                 $     (0.01)   $     (0.01)   $     (0.03)   $     (0.02)
                                             ============   ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                   Preferred Stock                 Common Stock           Additional
                                             ---------------------------   ---------------------------     Paid-In      Accumulated
                                                Shares         Amount         Shares         Amount        Capital        Deficit
                                             ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                        10,000    $   100,000     19,951,279  $     199,513    $ 5,083,791    $(5,997,101)

Common stock issued in lieu of debt
 at $0.18 per share                               -              -           5,015,400         50,154        846,946         -

Common stock issued for cash at
 $0.10 per share, net of stock offering
 costs at $13,692                                 -              -           2,535,000         25,350        214,188         -

Common stock issued upon exercise
 of options and warrants                          -              -             920,000          9,200         94,800         -

Compensation expense for options
 issued for services rendered                     -              -              -              -              72,000         -

Dividends declared on preferred
 stock at $1.20 per share                         -              -              -              -             (12,000)        -

Net loss for the year ending
 December 31, 1999                                -              -              -              -              -            (983,277)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                        10,000        100,000     28,421,679        284,217      6,299,725     (6,980,378)

Common stock issued at $0.05
 per share upon exercise of warrants
 (unaudited)                                      -              -             140,000          1,400          5,600        -

Dividends declared on preferred
 stock (unaudited)                                -              -              -              -              (6,000)        -

Additional capital contributed (unaudited)        -              -              -              -              35,167         -

Net loss for the six months ended
 June 30, 2000 (unaudited)                        -              -              -              -              -            (770,137)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2000 (unaudited)                10,000    $   100,000     28,561,679    $   285,617    $ 6,334,492    $(7,750,515)
                                             ============   ============   ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                For the Three Months            For the Six Months
                                                     Ended June 30,                Ended June 30,
                                             ---------------------------   ---------------------------
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                  $  (301,788)   $  (118,711)   $  (770,137)   $  (319,478)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Depreciation and amortization                16,306         22,320         36,578         44,219
     Bad debt expense                             31,620         -              31,620         -
     (Increase) decrease in accounts
       receivable                                  9,136         (9,523)        (1,014)       (31,000)
     (Increase) decrease in deposits              -              -              -               2,080
     Increase (decrease) in accounts
       payable and accounts payable - related    153,687         19,367        332,277        (64,999)
     Increase (decrease) in unearned revenue      50,000          -             50,000          -
     Increase (decrease)  in accrued
       expenses                                    6,165         14,791          6,165         41,291
                                             ------------   ------------   ------------   ------------

  Net Cash (Used) by  Operating Activities       (34,874)       (71,756)      (314,511)      (327,887)
                                             ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of fixed assets                           -              -              -                 211
   Patent costs                                   -              (8,846)        -             (20,632)
                                             ------------   ------------   ------------   ------------

    Net Cash (Used) by  Investing Activities      -              (8,846)        -             (20,421)
                                             ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends declared                             (3,000)        (3,000)        (6,000)        (6,000)
   Additional capital contributed                 35,167         -              35,167         -
   Common stock issued for cash                    7,000        260,308          7,000        260,308
                                             ------------   ------------   ------------   ------------

       Net Cash Provided by
        Financing Activities                      39,167        257,308         36,167        254,308
                                             ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                    4,293        176,706       (278,344)       (94,000)

CASH,  BEGINNING OF PERIOD                        11,946            959        294,583        271,665
                                             ------------   ------------   ------------   ------------

CASH,  END OF PERIOD                         $    16,239    $   177,665    $    16,239    $   177,665
                                             ============   ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Three Months            For the Six Months
                                                    Ended June 30,                Ended June 30,
                                             ---------------------------   ---------------------------
                                                 2000          1999            2000           1999
                                             ------------   ------------   ------------   ------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
   Interest                                  $     1,054    $       156    $     1,255    $       201
   Income Taxes                              $    -         $    -         $    -         $    -


NON-CASH FINANCING ACTIVITIES:

   Common stock issued in lieu of debt       $    -         $   894,500    $    -         $   897,100


The accompanying notes are an integral part of these consolidated financial statements.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF OPERATIONS

              a.  Organization

              Synthonics Technologies, Inc. (STI) was incorporated on March 27, 1974 under the state laws of Utah and was reincorporated in the state of Delaware in December 1999. STI engages in the design, development and marketing of computer-interactive and computer-automated image analysis software and hardware products. The consolidated financial statements presented are those of STI and its wholly-owned subsidiaries, Synthonics Incorporated
              (Synthonics) and Christopher Raphael, Inc. (CRI). All material intercompany accounts and transactions have been eliminated.

              On October 1, 1997, STI purchased CRI, a general design and print brokerage company, for $5,200 by issuing 10,000 shares of its common stock in exchange for 100% of the issued and outstanding stock of CRI. The common stock issued was valued at its trading price on the date of acquisition of $0.52 per share. The acquisition was accounted for as a purchase. The Company recorded $98,184 as the excess of the purchase price over the fair value of the net tangible assets of CRI. The excess was amortized over a two year period resulting in amortization expense in the amounts of $-0-, $48,092 and $48,092 for the years ended December 31, 1999, 1998 and 1997, respectively.

              b.  Going Concern

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses while accumulating minimal offsetting realizable assets, which raises substantial doubt about the Company's ability to continue as a going concern. The continued losses have resulted in an accumulated deficit of $7,750,515 at June 30, 2000. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities resulting from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its image analysis software and to obtain additional equity or debt financing, if required, to sustain operations until revenues are adequate to cover the costs.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Methods

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Estimates and Assumptions

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

              The Company maintains its corporate cash balances at various banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. No amounts in excess of insured limits were maintained in any accounts by the Company as of June 30, 2000.

              d.  Concentration of Credit Risk and Major Customers

              Revenues are derived from sales to customers primarily located in the United States. The Company generally does not require collateral from customers. Credit losses have been within management's expectations.

              e.  Computer Software Development Costs

              Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, the Company has not capitalized any development costs related to its software product since the time between technological feasibility and general release of a product and related costs during that period have not been significant. Costs to obtain or maintain patents for the Company's 3-D software technology are recorded as intangible assets. The costs are principally outside legal costs and are amortized over 7 years.

              f.  Property and Equipment

              Property and equipment are recorded at cost. Depreciation is computed on a straight- line basis over a period of five years.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Investments in Affiliates

              Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is not deemed able to exercise controlling influence, are recorded under the equity method. Under the equity method, investments are carried at acquisition costs and adjusted for the proportionate share of the affiliates' earnings or losses.

              In 1996, the Company entered into a joint venture agreement with a few individuals to form Acuscape. Acuscape was formed to combine the proprietary technologies of the parties involved to develop and offer software products to the medical and dental professions. Acuscape was started with capital obtained from outside parties and contributions of proprietary technologies by the founding parties. The Company obtained an approximately 25% interest in Acuscape for its contributed technologies, which has not been valued by the Company due to the uncertainty of future benefits. Additionally, the Company is to receive a 3% royalty on gross revenues generated by Acuscape if and when such revenues are generated. The Company has recorded no losses related to its investment in Acuscape as the Company's investment is already recorded at zero and there are no future funding requirements. At June 30, 2000 and December 31, 1999, the Company has a receivable recorded from Acuscape in the amount of $-0- and $31,620, respectively, related to research and development work performed for Acuscape.

              h.  Long-Lived Assets

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

              i.  Revenue Recognition

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Stock-Based Compensation and Other Equity Instruments

              The Company accounts for employee and director stock option grants using the intrinsic value method. Generally, the exercise price of the Company's employee and director stock option grants equal or exceed the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than fair value, the Company records compensation expense over the vesting period of the option. The Company has also awarded stock options vesting upon the achievement of certain milestones. Such options are accounted for as variable stock options and as such deferred compensation is recorded in an amount equal to the difference between the fair market value of the common stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the common stock until the milestone is achieved (but only after achievement of the milestone is determined to be probable). No deferred compensation amounts or expense have been recorded for these variable stock options as of June 30, 2000 as the fair value of the common stock is not significantly different than the exercise price.

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

              k.  Income Taxes

              The Company uses the liability method to record income taxes.

              l.  Basic Net Loss Per Common Share

              Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalents from all stock options, warrants and convertible securities for all years presented have been excluded from this computation as their effect is antidilutive.

              Basic loss per common share is computed by dividing the net loss by the weighted average of shares outstanding during the periods presented. Since the effect of the assumed exercise of common stock options, warrants and other convertible securities for all periods presented was antidilutive, basic and diluted loss per common share as presented on the consolidated statements of operations are the same. Dilutive securities amounted to 28,561,679 at June 30, 2000.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 3 - PROPERTY AND EQUIPMENT

              Property and equipment consists of the following:

                                                                   June 30,     December 31,
                                                                     2000           1999
                                                                 ------------   ------------
                                                                 (Unaudited)
              Computer equipment                                 $   174,369    $   174,369
              Furniture and fixtures                                  17,850         17,850
              Photographic equipment                                  56,237         56,237
                                                                 ------------   ------------
                                                                     248,456        248,456
              Less: accumulated depreciation                        (232,154)      (214,012)
                                                                 ------------   ------------

              Net property and equipment                         $    16,302    $    34,444
                                                                 ============   ============

NOTE 4 - INTANGIBLES

              Intangibles costs incurred are as follows:
                                                                   June 30,     December 31,
                                                                     2000          1999
                                                                 ------------   ------------
                                                                 (Unaudited)
              Trademarks                                         $     1,484    $     1,484
              Patents                                                304,909        302,598
                                                                 ------------   ------------
                                                                     306,393        304,082
              Less: accumulated amortization                        (143,515)      (122,768)
                                                                 ------------   ------------

              Total                                              $   162,878    $   181,314
                                                                 ============   ============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

              a.  Leases

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

              Future  minimum   payments  by  year  and  in  the  aggregate  for
              non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

                      2000                                                      $    29,980
                      2001                                                            3,739
                                                                                -----------

                      Total minimum lease payments                              $    33,719
                                                                                ===========

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

              b.  Employment Contracts

              The Company has entered into employment agreement with certain officers of the Company. The Company has agreed to pay its Chief Executive Officer and Chief Technical Officer a base annual salary of $240,000 each, beginning on July 1, 1996 and ending on December 31, 2000. The Company had also agreed to pay its Vice- President of Marketing and Sales, who resigned in April 1999, a base annual salary of $60,000 plus commissions. During 1999 and 1998, the Company's Board of Directors approved a reduction in these salaries for the entire 1999 and 1998 years due to a cash shortage. The Company's Board of Directors may also authorize bonuses on an ad hoc basis.

              c.  Other Matters

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

NOTE 6 - RELATED PARTY TRANSACTIONS

              As of June 30, 2000, the Company owed $112,500 to certain of its officers and employees. These amounts represent accrued wages. As of December 31, 1999, the Company owed $65,000 to certain of its officers and shareholders. These amounts represent accrued wages. During 1998, $99,299 in debt was forgiven by an officer and was recorded as contributed capital at December 31, 1998. In addition, a previously forgiven debt of $9,290 was paid out during 1998 resulting in a reduction of contributed capital at December 31, 1998. The Company also owed certain related parties $132 and $130,661 as of June 30, 2000 and December 31, 1999, respectively, for costs incurred on the Company's behalf.

              During 1998, the Company obtained operating funds from a related party in exchange for a $10.71 royalty on future sales of up to 7,000 units on a CD product. As of December 31, 1999, the Company had completed the sale of the 7,000 CD units and had paid the related party a total of $38,556. At June 30, 2000, the Company has $36,444 in accounts payable - related for the remaining obligation under this agreement.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

              During 1998, the Company entered into an agreement with a related party whereby the related party funded the production of 50,000 CD's in exchange for a royalty upon future sales of 28,000 CD's. The agreement provides for $3.455 to be paid to the related party for every CD unit sold for up to 6,000 units and $6.91 to be paid to the related party for every CD unit for the remaining units. As of June 30, 2000, the Company had completed the sale of the 10,726 CD units and had paid the related party a total of $20,730, with a royalty obligation remaining on 17,274 units at $6.91 per unit. At June 30, 2000, the Company has $32,657 in accounts payable - related for their obligations under this agreement on units sold which had not been paid as of that date.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 8 - STOCK OPTIONS, WARRANTS AND RIGHTS

              a.  Common Stock Options

              The Company has two stock-based compensation plans, the 1998 Plan and the 1999 Plan. Under the Company's stock-based compensation plans, employees, outside directors and consultants are able to participate in the Company's future performance through the awards of incentive and non-qualified stock options and stock purchase rights. The total number of shares reserved and available for grant and issuance pursuant to the 1998 Plan and 1999 Plan is 2,500,000 and 10,000,000, respectively. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option. Unless the Board of Directors or a stock option agreement provides a shorter period, each stock option may be exercisable until December 31, 2009, the term of the option. No stock option shall be exercisable after the expiration of its option term. The exercise price of the option shall be 100% of the fair market value of a share of the Company's common stock on the date the stock option is granted, provided the option price granted to any owner of 10% or more of the total combined voting power of the Company shall be 110% of such fair market value. The aggregate fair market value of the Company's common stock with respect to which stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

              In June 1999, in accordance with a private placement of common stock to an investor, the Company granted the investor stock options to purchase 1,448,445 shares of common stock at $0.10 per share. At June 30, 2000, 800,000 of these options had been exercised and 648,445 remain outstanding, which expire within ninety days of a $1,000,000 capital raise by the Company.

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

              During 1997, certain of the Company's officers were granted stock options to purchase 588,290 shares of restricted common stock at $1.00 per share in return for their forgiveness of deferred compensation debt owed to them in the amount of $279,133. The Company also issued 501,000 shares of common stock during 1997 in exchange for the forfeiture of 750,000 common stock options. Of the stock options forfeited, 450,000 were valued at $0.22 per option, the market value of the shares at that time, and the remaining 300,000 were valued at $0.50 per option, the market value of the shares at that time. The amounts are recorded as contributed capital at December 31, 1997.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 8 - STOCK OPTIONS, WARRANTS AND RIGHTS (Continued)

              The following table summarizes all stock option activity:

                                                                                            Weighted
                                                                                             Average
                                                             Number of      Price per       Exercise
                                                              Shares          Share          Price
                                                            ------------   ------------   ------------
              Balances at December 31, 1998                   7,435,030    $0.22 - 1.00   $      0.60
                 Options granted                              6,023,960     0.07 - 0.20          0.13
                 Options exercised                             (800,000)           0.10          0.10
                 Options canceled                            (2,687,855)    0.22 - 1.00          0.41
                                                            ------------   ------------   ------------

              Balances at December 31, 1999                   9,971,135     0.07 - 1.00          0.42
                 Options granted                              4,890,000     0.26 - 0.41          0.28
                 Options exercised                                -              -             -
                 Options canceled                              (137,500)           0.20          0.20
                                                            ------------   ------------   ------------

              Balances at June 30, 2000                      14,723,635    $0.07 - 1.00   $      0.32
                                                            ============   ============   ============

              The following table summarizes information concerning outstanding and exercisable options as of June 30, 2000:

                               Options Outstanding                            Options Exercisable
          --------------------------------------------------------------------------------------------
                                Number          Weighted                      Number
                              Outstanding       Average        Weighted    Exercisable     Weighted -
                                as of           Remaining       Average       as of         Average
             Range of          June 30,        Contractual     Exercise      June 30,      Exercise
           Exercise Price        2000        Life (In Years)    Price         2000           Price
          ----------------   -------------   ---------------   ---------   ------------   ------------

             $0.07 - 0.10       3,328,020          3.1         $   0.10      3,328,020    $      0.10
              0.13 - 0.20       1,758,440          4.1             0.19      1,098,440           0.18
              0.26 - 0.41       4,890,000          4.1             0.28      4,455,000           0.28
              0.50 - 0.66       2,453,885          4.9             0.52      2,153,885           0.52
              0.75 - 1.00       2,293,290          2.2             0.91      2,248,290           0.92
          ----------------   -------------   ---------------   ---------   ------------   ------------

                               14,723,635          3.7         $   0.32     13,283,635    $      0.30
                             =============   ===============   =========   ============   ============

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 8 - STOCK OPTIONS, WARRANTS AND RIGHTS (Continued)

              The Company's policy is to disclose the proforma effect on operations of using the fair value method of valuing stock options. The fair value method of valuing stock options is based on the use of an option-pricing model. This model considers volatility, a risk free interest rate and an estimated life of the option. The Company used a zero expected dividend yield, expected stock price volatility of 266%, a risk free interest rate of 5.5% and estimated lives of two to five years. These assumptions resulted in a weighted average fair value of $0.13 for stock options granted in the year ended December 31, 1999. The proforma effect of using the fair value method would be to increase the consolidated net loss to $1,504,935, or $0.06 per common share, in the year ended December 31, 1999.

              b. Stock "Rights" and Warrants

              In connection with the Convertible Note placement and a private placement during 1999, the Company issued to a financial adviser warrants to purchase 2,667,349 shares of common stock at $0.11 per share. In accordance with an agreement with this adviser, the Company committed to continue to issue warrants to purchase shares of the Company's common stock to this adviser at $0.11 per share to allow the adviser to maintain a 5% equity interest in the Company on a fully diluted basis. Future issuances of these warrants are contingent upon the adviser continuing to find funding for the Company.

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

              As of June 30, 2000, the total number of warrants outstanding was 2,843,349 with exercise prices ranging from $0.11 to $2.00 per share and expiration dates from May 2000 through March 2004.

                 SYNTHONICS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 9 - PROVISION FOR INCOME TAXES

               The provision for income taxes for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                             1999         1998          1997
                                          ----------   ----------    ----------
               State Franchise Taxes      $    6,665   $    2,400    $    1,700

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

NOTE 10 - PREFERRED STOCK

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

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Synthonics for the six months ended June 30, 2000 and June 30, 1999. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

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

     Business Model
     --------------

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

     To date, the Company has formed business alliances with Acuscape, Inc., a privately held medical imaging company, the Smithsonian Institution in Washington, DC and Evan & Sutherland, a publicly held corporation that was instrumental in the early-stage development of modern computer graphics. Licensing and strategic alliance discussions and negotiations with other independent organizations are ongoing and in various stages of development in the areas of (a) Internet e-commerce of apparel items, (b) Internet e-commerce of home furnishing items, (c) collaboration on interactive 3D viewers for conventional-connectivity Internet browser applications, (d) fire-protections and insurance applications for commercial real estate, and (e) development of new technologies for use in Wireless Mobile Internet "m-commerce" (Mobile commerce) applications with emphasis on "push" technologies used in wireless broadcast advertising.

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

     Commercial Potential
     --------------------

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

     Business Performance
     --------------------

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

     In 1999, the Company experienced the initiation of interest in 3D content coming from Internet and other e-commerce related sectors. Marketing concepts demonstrated through the Company's e-commerce apparel initiative has received a strong positive response from "e-tailers" who wish to market their wares electronically via the Internet. The primary obstacle to industry acceptance of the Company's Internet e-commerce concepts has been associated with excessive file download times over relatively slow modem connections to the Internet. In the first quarter of year 2000, the Company successfully demonstrated a ten-fold improvement in download times (from 60 seconds per model to approximately 6 seconds per model) by employing model optimization techniques and utilizing various data streaming techniques. In the second quarter of year 2000, the

Company supplied "Internet-friendly" 3D models to several different companies for marketing evaluation and business development purposes. (At the time of this 10QSB submission, Synthonics 3D models can be viewed at the web pages linked to the following Internet URLs:

     http://www.limitedtoo.com/shop/index.asp and http://www.jigsoft.com/.)

     In a forward-looking statement (see "Forward-Looking Statements"), Management believes the demand for 3D content has just begun and will continue to increase to commercially viable levels in the years 2000 and beyond, with emphasis shifting toward "mobile wireless Internet", "m-commerce" and "portable appliance" applications in the year 2001 and beyond. The major technology element supporting the Company's projected growth in demand for 3D content is the proliferation of high speed broadband communication channels via many forms, including (a) cable modems, (b) DSL (digital subscriber lines) telephone connections, (c) download-only and two-way satellite based Internet communication links, and (d) broadband land-based tower and space satellite "data push" broadcasting, such as "digital radio". The deployment of Internet appliances in automobiles, is expected to provide an additional boost in the demand for interactive 3D content.

     Continued  Business Losses
     --------------------------

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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.
---------------------------------------------------------------------------

     NET SALES decreased 59.2% for the six months ended June 30, 2000 to $51,027 from $124,966 for the six months ended June 30, 1999. The majority of sales during the six months ended June 30, 2000 were from ongoing revenues related to sales of the Smithsonian CD-ROM. [The Company actually had $50,000 more income for the three months ended June 30, 2000 than indicated in "Net Sales" line item as a result of non-refundable advanced royalty payments from licensing activities. However, Generally Accepted Accounting Principles ("GAAP") rules do not allow that additional income to be listed as sales revenue for the current reporting period. Had the additional license-related revenue been tallied as current reporting period sales revenues, the Net Sales for the six months ended June 30, 2000 would have decreased only 19.2% from the same period in 1999.]

     GROSS PROFIT (defined as Net Sales minus Cost of Goods Sold, and not a line item in the Consolidated Statements of Operations Report) for the six months ended June 30, 2000 decrease by 31.5% to $36,281 from $52,928 for the six months ended June 30, 1999. [Had GAAP allowed the additional $50,000 license-related revenue to have been tallied as current reporting period sales revenues, the GROSS PROFIT would have increased by 63% for the six months ended June 30, 2000 to $86,281 from $52,928 for the six months ended June 30, 1999.]

     GROSS PROFIT as a percent of NET SALES (defined as GROSS PROFIT divided by NET SALES, and not shown as a line item in the Consolidated Statements of Operations) increased by 67.9% for the six months ended June 30, 2000 to 71.1% from 42.4% for the six months ended June 30, 1999.

     OPERATING EXPENSES increased 100.3% to $820,784 for the six months ended June 30, 2000 from $409,866 for the six months ended June 30, 1999. The increase in operating expense is primarily due to an increase in staffing during the first quarter of fiscal 2000 while pursuing the Internet e-commerce apparel initiative. The initiative was curtailed due to a lack of development funding during the second quarter of fiscal 2000, immediately following major changes in management personnel and management structure.

     Production costs decreased by 43.5% to $19,022 for the six months ended June 30, 2000 from $33,682 for the six months ended June 30, 1999. The Company was operating more in a development mode while addressing the e-commerce initiative than in a production mode for the first five months of the current reporting period.

     General and administrative expenses totaled $410,906 and $169,574 for the six months ended June 30, 2000 and 1999, respectively. The increase in expense reflects additional costs incurred as a result of activities associated with the Company's Internet e-commerce initiative in apparel and the fact that upper management personnel did not reduce salary levels in favor of receiving stock options in the year 2000 as they had in 1999.

     Research and development expenses totaled $307,912 and $90,353 for the six months ended June 30, 2000 and 1999, respectively. The increase is primarily the result of increased expenditures associated with the Company's Internet e-commerce initiative in apparel, as incurred during the first five months of the current reporting period.

     The Company incurred a one-time BAD DEBT EXPENSE in the amount of $31,620 in June of year 2000. The debt was a receivable billing associated with certain object code development done for Acuscape, Inc. in 1997. Acuscape disputed the bill because the overall project, of which the Company's object code was one component, was never completed and the project was eventually abandoned in favor of other technological developments. Company management felt the cost of reviving old code to complete the project was more costly than the amount due and therefore decided to expense the debt. The forgiveness of the Acuscape receivable was done in conjunction with a renegotiation of the Acuscape license agreement, an event that brought forward to the Company's benefit a non-refundable royalty payment of $50,000.

     As a result of the foregoing factors, we had a net loss of $770,137 for the six months ended June 30, 2000 as compared to a net loss of $319,478 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary needs for funds are to provide working capital associated with (a) management of increased license activity, (b) legal, and R&D expenses associated with developing new patents and other intellectual properties, (c) growth in sales of products via the Internet and (d) litigation expenses. Working capital for the six months ended June 30, 1999 was funded primarily through the sale of equity, receipt of advanced royalty payments and the collection of accounts receivable.

     Net cash used in operating activities during the six months ended June 30, 1999 was primarily attributable to a net loss of $720,137. Net cash provided by financing activities for the six months ended June 30, 2000 was $36,167 compared to $254,308 during the six months ended June 30, 1999. In June 2000 two warrants were exercised for 120,000 shares of Common Stock at $0.05 per share providing $6,000 in cash, and in June 2000 a stock option was exercised at $0.05 per share providing $1,000 in billed financial services.

     On June 19, 2000, Future Media Productions, Inc. ("Future Media") initiated legal proceedings against the Company by filing a Complaint For Damages For Breach of Written Contract in the Superior Court of the State of California in and for the Count of Los Angeles Central District, Case No. BC232013, claiming the Company was in default on an alleged Note in the amount of $500,000, in part as a result of an alleged admission of Company insolvency based on a "Operating Cash Shortfall Warning" disclosure made in the Company's 10QSBA for the three months ended March 31, 2000 submitted on June 01, 2000. Future Media attempted to force premature repayment of an alleged Convertible Note in the amount of $500,000, the principal of which otherwise would not have been due until

December 2001. The Company's defense to the Future Media litigation has, as of June 30, 2000, cost the Company in excess of approximately $14,000 in legal fees. The Company expects to encounter additional legal costs associated with defending against the actions initiated by Future Media and further expects additional legal costs associated with pursuing a cross-complaint against Future Media in which the Company is seeking damages in excess of $12,000,000. The litigation defense and cross-complaint action filed by the Company against Future Media and others subsequent to June 30, 2000 will have some impact on the Company's financial status in subsequent reporting periods the magnitude of which cannot be predicted at the time of this submission. [Investors should review (a) the Company's characterization of debt as disclosed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Risk Factors", of the previous 10QSB/A filed on June 06, 2000 for the fiscal quarter ended March 31, 2000, (b) "Risk Factors" in this 10QSB submission and (c) "Part II, Other Information, Item 1. Legal Proceedings" in this 10QSB submission for more detail information relating to the litigation.]

     At present, our anticipated capital requirements are primarily for servicing existing debt, litigation expenses, and maintaining office facilities. Subject to negotiations with existing creditors to settle our existing debt, we estimate that the Company's current cash balance is sufficient to meet the Company's needs through the third quarter of fiscal 2000. Based on committed and pending license and royalty payments, Company management is confident that there will be sufficient available cash to meet the Company's needs through the end of the current fiscal year.

     On May 25, 2000, the Company's Board of Directors approved a plan to increase the Company's cash reserves by bringing cash forward from option holders and warrant holders. Under a temporary plan, options and warrants could be exercised at a discount to the stated exercise price associated with the options and warrants on a case-by-case basis. On the same date, the Board also approved a temporary plan that allowed management to offer stock options to creditors as an inducement to settle existing debt. Under these plans, Company Management expects to improve the Company's cash-to-debt position by more than $300,000. The impact on existing shareholders will be two-fold: (1) options and warrants that might have been exercised at a higher price at a future date may now be exercised at a discount in the immediate future, thus increasing cash immediately available to meet operating expenses at the cost of foregoing an opportunity for greater cash infusion at a future date, and (2) any options issued as part of a plan to reduce debt may ultimately lead to further shareholder dilution if the options are actually exercised.

     Based on our current operating plan, we anticipate that modest amounts of further capital will be required during the next twelve months to reduce existing debt, pay for expected increased litigation expenses and to complete the preliminary development work for initial demonstrations of the Company's "Wireless Mobil Internet" capabilities.

     We are currently exploring alternatives to fulfill our financing requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stockholders and us. If needed funds are not available, we may be required to further curtail our operations, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

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

     Effective March 31, 2000 the Company decided to permanently discontinue its public web pages containing Year 2000 Readiness information regarding Synthonics and its products.

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

     RISK OF BANKRUPTCY. The Company wishes to fully disclose elements that adequately define risks associated with potential voluntary and involuntary bankruptcy proceedings. The Company has a long history (since August 1993) of being under-funded, unable to demonstrate a sustainable revenue stream from sales and on many occasions has operated from a position of debt with insufficient funds or other liquid assets to meet a demand for payment of debt. Currently, as a result of (a) a significant effort to demonstrate the Company's ability to address the Internet e-commerce market, (b) reincorporate in Delaware, and (c) taking other costly measures to improve the "investment profile" of the Company in the eyes of potential institutional investors and other accredited investors, the Company has incurred considerable current and short-term debt in excess of approximately $750,000 and an additional alleged $500,000 of longer term debt as of June 30, 2000. This is the largest potential debt figure (approximately $1,250,000) incurred by the Company since August 1993.

     Currently, Company debt is characterized by Management into four debt categories: (i) insider-related debt (unpaid salaries and other debt associated with officers, directors, former officers and former directors who are now, or have been in the recent past, familiar with the Company's financial condition),
(ii) negotiable corporate and corporate-affiliate debt (certain unpaid advertising fees due current business partners, and certain public relations fees owed to current shareholders), (iii) current operating debt (unpaid consultant programmer fees, manufacturing fees, normal short-term operational debt for services and supplies, and other non-corporate and non-affiliate operational debt, and (iv) disputed debt.

     Management feels that a majority of the full potential debt, approximately $776,054, is "disputed debt" and approximately $423,000 of the Company's total debt is undisputed. Of the undisputed debt, Management feels that approximately $235,000 is "friendly debt" and $187,000 cannot be characterized clearly as "friendly debt". Of the $187,000 of undisputed, potentially non-"friendly debt", approximately $71,000 requires payment within the next fiscal quarter that ends September 31, 2000.

     "Disputed  debt",  as  used  here,  is  characterized   primarily  as  debt
associated with former insiders and former affiliates, whose billing and loan debt is currently disputed and the subject of current litigation.

     "Friendly debt", as used here, is characterized as being owed to creditors that have, or have had in the recent past, an affiliate relationship with the Company and that have little to gain by pressing for immediate debt reconciliation. This type of debt also potentially "negotiable debt".

     "Negotiable debt", as used here, is characterized as being owed to creditors that have extended credit and carried the debt for a relatively long period of time in the past, knowing of the Company's poor liquidity condition and further knowing that they have little to gain by pressing for immediate debt reconciliation. Negotiable debt can sometimes be restructured as partial payment with equity and extended to a longer term debt structure.

     The Company's risk of insolvency can be viewed in two slightly different ways, depending on the definition of "insolvency". One definition of insolvency is (1) "unable to pay debts as they fall due in the usual course of business" and another is (2) "having liabilities in excess of a reasonable market value of assets held".

     By the first definition, the Company is only insolvent if it cannot negotiate payment of its debts as they fall due. Payment may be made in cash or some other financial instrument. Under this definition, the Company has been at risk of being made insolvent by creditors, almost from its inception, yet it has never technically been in a state of insolvency.

     By the second definition, Management feels that the Company is a long way from being insolvent, since the market value of the Company's assets are arguably estimated to be $22,000,000 (nine patents, ownership in other business entities, valuations of contracts and agreements) and the total maximum liabilities are conservatively placed at $1,198,000.

     In June 2000, and again subsequently in August 2000, one previously assumed "friendly" creditor and former insider attempted, unsuccessfully, to claim the Company was insolvent for purposed of forcing early repayment on an alleged Note that had never been authenticated in a legal sense. (See "Item 1. Legal Proceedings" in this report.) This is the first case of any creditor taking a hostile action against the Company, but the Company cannot guarantee that other instances of hostility will not arise in the future. Until the Company debt is completely eliminated, there will always a potential for some creditor to take aggressive steps in an attempt to collect debt.

     Management expects to be able to work out of its current debt profile over the course of the next nine months, and thus work out of any inherent bankruptcy threat, but it cannot guarantee that it will be successful in that endeavor. Investors should consider the risk of both voluntary bankruptcy and involuntary bankruptcy proceedings as a major element of their investment decision.

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

     WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE. For the period January 1, 2000 to June 30, 2000 we incurred a net loss of $720,137. For the fiscal year ended December 31, 1999 we had a net loss of $983,277. Taking into consideration the fact that the e-commerce initiative was curtailed heavily in April 2000, the rate of net loss for the six months ended June 30, 2000 had increased by approximately 76% over the rate of net loss for the fiscal year ended December 31, 1999, thus indicating the extent of the impact that the e-commerce ramp-up had on overall operations during the first part of fiscal year 2000. At June 30, 2000 our accumulated deficit was $6,980,378. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products, licensing our technologies to independent companies and the successful and timely introduction of new products.

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

     IF EMERGING TECHNOLOGIES PROVIDE ALTERNATIVES WITH EQUAL OR BETTER BENEFITS THAN OUR TECHNOLOGY. We believe that our current level of 3D technology for the creation of 3D content provides businesses and consumers with benefits that are unavailable from competitive technologies. We can only make this evaluation against other products that have been released and available for public consumption. Our competitive analysis cannot evaluate products that are currently under development by other companies. The explosive growth of e-commerce over the Internet is sufficient incentive for many companies to invest in technologies that may provide products that offer similar or better consumer and business benefits than will our products. It is essential that we execute our Internet e-commerce solution strategy very quickly in order to stay ahead of the competition's product offerings in this marketplace. Our time to market with our future products is dependent on our ability to raise adequate capital funding as described above.

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

     IF WE ARE UNABLE TO RETAIN AND UTILIZE KEY PERSONNEL. As an early stage company, we are particularly dependent on a limited number of individuals to execute our business plan. At present, all our officers and directors fall in to the category of key individuals as each is counted upon for contributions to our success. We have an employment contract with our Chief Executive Officer, Charles S. Palm that expires on December 31, 2000. We have been unable to pay Dr. Palm the compensation amount called for in his employment contract during the past several years. If Dr. Palm were to terminate his employment in the near future, or if he elected not to extend his employment agreement with the Company into the year 2001 and beyond, it may have an adverse affect on our financial performance.

     If we are unable to manage our expansion and growth. We are planning to expand the business licensing activities in order to entrench ourselves in, what we believe is a very lucrative e-commerce market. Effectively managing this expansion could be complex and require the addition of key management personnel as well as the incorporation of management support systems. Either the failure to identify and attract key personnel or the delayed incorporation of required management support systems will adversely affect our future financial results.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings.

     On June 19, 2000, Future Media Productions, Inc. ("FMPI") initiated legal proceedings against the Company by filing a Complaint For Damages For Breach of Written Contract in the Superior Court of the State of California in and for the Count of Los Angeles Central District, Case No. BC232013, claiming the Company was in default on an alleged Note in the amount of $500,000, in part as a result of an alleged admission of Company insolvency based on a "Operating Cash Shortfall Warning" disclosure made in the Company's 10QSBA for the three months ended March 31, 2000 and submitted to the Securities and Exchange Commission ("SEC") on June 01, 2000.

     On or about June 27, 2000, the Company was informed that FMPI had filed an application for an Ex Parte Writ of Attachment to be applied against the Company's assets in an attempt to secure immediate repayment for an alleged $500,000 Note that, if valid, would not have come due until December 2001. The Company successfully defended against such an attachment of assets in the Los Angeles Superior Court on June 28, 2000. However, the court did impose a Temporary Protective Order ("TPO") on the Company restricting the use of assets for a period of 40 days to allow time for a formal hearing on the matter to occur. The TPO expired on August 08, 2000.

     On or about August 07, 2000 the Company was informed that FMPI intended to file a second application for an Ex Parte Writ of Attachment, based on the same alleged Note as mentioned above. The Company successfully defended against the second such attempt at attachment of assets in the Los Angeles Superior Court on August 09, 2000. The court did not apply any additional TPO action against the Company. A full hearing on the FMPI Writ of Attachment litigation is scheduled for August 21, 2000, when both sides will present all evidence related to the case.

     Management feels the litigation initiated by FMPI against the Company is unfounded, vexatious in nature and represents a malicious and oppressive attempt by former insiders to drive the Company into a state of insolvency. The Company responded to the litigation brought by FMPI with (a) an Answer to the original complaint against the Company and (b) a Cross-complaint filed against FMPI for damages suffered by the Company in an amount in excess of $12,000,000. At the time of the submission of this report, there has been no date set for a hearing on the Company's Cross-complaint against FMPI.

Item 2.  Changes in Securities.

     Not Required.

Item 3.  Defaults Upon Senior Securities.

     For the last six quarters ended March 31, 1999, June 30, 1999, September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000 the Company has failed to pay the quarterly dividends on the Preferred Stock in the amount of total $3,000 per quarter bringing the total amount in arrears to $18,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     Subsequent events
     -----------------

     Delay in Scheduling the Annual Shareholders Meeting
     --------------------------------------------------------

     Several events, disclosed above, and the advanced notice to shareholders requirement caused the Board of Directors to delay in setting a date for the Annual Shareholder's Meeting that is normally held in April or May of each calendar year. The events most responsible for causing the delay in meeting were the late completion of the independent audit of the Company's financial statements for the 10KSB 1999 filing, a series of resignations from the Company's Board of Directors, and a series of vexatious litigation-related events perpetrated against the Company by a former insider (See Item 1: Legal Proceedings in this report).

     Renegotiated License Agreement with Acuscape
     --------------------------------------------

     The Company is an approximately 25% shareholder in the privately held medical diagnostics and medical imaging company, Acuscape, Inc. of Glendora, CA. In June 2000, the Company renegotiated an intellectual property "field of use" license agreement with Acuscape that provided Acuscape with a better defined field of use in medical fields and gave Acuscape access to source code that expresses the utility of the intellectual properties contained in certain Company patents. Acuscape will use the source code as a starting point for developing new products under the new license agreement. Prior to renegotiating the license agreement, Acuscape had access only to dated object code programs. The Company entered into the previous license agreement with Acuscape prior to receiving any patents from the U. S. Patent and Trademark Office and was therefore precluded from licensing full access to intellectual properties owned by the Company. At the time of renegotiating the Acuscape license, a previous debt of approximately $32,000 owed to the Company by Acuscape, and in dispute due to a contested state of completion on product delivered to Acuscape by the Company, was forgiven by the Company. As consideration for renegotiating the license agreement, Acuscape made an advanced payment on royalties due in the amount of $50,000 and pledged to make another advance payment on royalties due in the amount of $50,000 by December 31, 2000. A copy of the Acuscape License Agreement is include as an attachment to this report.

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

             10.24  License Agreement with Acuscape International, Inc.

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

          10.24          License Agreement with Acuscape International, Inc.

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

                                     SYNTHONICS TECHNOLOGIES, INC.
                                     A Delaware Corporation



Dated: August 16, 2000               /s/  Charles S. Palm
                                     ---------------------
                                     By:  Charles S.Palm
                                     Its: President and Chief Executive Officer